Form 10-Q
period 2010-06-30
MIZATI LUXURY ALLOY WHEELS INC
filed 2010-08-20
CIK 1369444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MIZATI LUXURY ALLOY WHEELS, INC.
(Exact name of registrant as specified in Charter)

CALIFORNIA	000-53509	95-4841349
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

19929 Harrison Avenue,
Walnut, CA 91789
(Address of Principal Executive Offices)

909-839-5118
(Issuer Telephone number)

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2010: 1,547,162 shares of Common Stock.

MIZATI LUXURY ALLOY WHEELS, INC.

FORM 10-Q
June 30, 2010

Item 1. Financial Information

MIZATI LUXURY ALLOY WHEELS, INC.
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$42,312	$97,460
Accounts receivable, net of allowance for doubtful account of $98,636	9,227	8,179
Prepaid expenses and other current assets	54,778	71,444
Inventory, net	99,955	142,743
Total Current Assets	206,272	319,826

Property and Equipment, net	6,147	8,570

Intangible Assets, net	-	-

Other Assets	6,977	6,977

TOTAL ASSETS	$219,396	$335,373

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,643,664	$1,620,000
Accrued expenses	251,452	162,947
Line of credit	440,519	448,019
Other payable	24,000	24,000
Notes payable-current portion	400,000	400,000
Total Current Liabilities	2,759,635	2,654,966

Long Term Liabilities
Advance from related party	382,601	382,601
Other liabilities	12,608	20,215
Total Long Term Liabilities	395,209	402,816

Total Liabilities	3,154,844	3,057,782

STOCKHOLDERS' DEFICIT
Preferred stocks; $0.0001 par value, 5,000,000 shares authorized and 0 share issued and outstanding	-	-
Common stocks; $0.0001 par value, 200,000,000 shares authorized, and 1,547,162 and 1,610,887 shares issued and outstanding, respectively	155	161
Additional paid in capital	775,725	775,719
Subscription receivable	(6,000)	(6,000)
Accumulated deficit	(3,705,328)	(3,492,289)
Total Stockholders' Deficit	(2,935,448)	(2,722,409)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$219,396	$335,373

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

NET REVENUE	$87,145	$140,228	$196,849	$393,499

COST OF GOODS SOLD	56,305	134,282	119,297	315,517

GROSS PROFIT	30,840	5,946	77,552	77,982

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Professional services	35,698	57,858	72,392	111,041
Rent expenses	23,191	21,728	44,775	99,302
Salaries and wages	40,846	28,076	82,023	51,034
Other selling, general and administrative expenses	28,969	29,909	47,582	75,312
Total Selling, General and Administrative Expenses	128,704	137,571	246,773	336,689

LOSS FROM OPERATIONS	(97,864)	(131,625)	(169,221)	(258,707)

OTHER INCOME (EXPENSE)
Interest expense, net of income	(21,915)	(22,724)	(43,818)	(44,355)
Total Other Expense	(21,915)	(22,724)	(43,818)	(44,355)

Income tax	-	-	-	-

NET LOSS	$(119,779)	$(154,349)	$(213,039)	$(303,062)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.08)	$(0.08)	$(0.14)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OF OUTSTANDING	1,547,162	1,960,683	1,547,162	2,059,117

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(213,039)	$(303,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,423	4,730
Security deposits surrendered for rent expense	-	56,464
Shares issued for services performed	-	29,889
Bad debt expense	-	11,970
Loss on reserve for inventory valuation	-	7,302
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,048)	40,875
Decrease (increase) in prepaid expense and other current assets	16,666	(6,722)
(Increase) decrease in inventory	42,788	206,943
Increase in other assets	-	(6,768)
Increase (decrease) in accounts payable	23,664	(59,932)
Increase (decrease) in accrued expenses and other liabilities	80,898	(8,203)
Net Cash Used In Operating Activities	(45,648)	(26,514)

Cash flows from investing activities:
Purchases of fixed assets	(2,000)	-
Net Cash Used in Investing Activities	(2,000)	-

Cash flows from financing activities:
Repayment of lines of credit	(7,500)	-
Repayments of notes payable	-	(6,000)
Net Cash Used in Financing Activities	(7,500)	(6,000)

Net Decrease in Cash and Cash Equivalents	(55,148)	(32,514)

Cash and Cash Equivalents-Beginning of Period	97,460	153,943

Cash and Cash Equivalents-Ending of Period	$42,312	$121,429

Supplemental Disclosures
Income taxes paid	$-	$-
Interest paid	$26,267	$44,452

Supplemental Disclosures of Non-cash Financing Activity Shares issued for debt repayment	$-	100,000

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Mizati Luxury Alloy Wheels, Inc (referred to herein as the Company, we, our or us) was organized under the laws of the State of California in calendar year 2001.  The Company is a designer, importer and wholesaler of custom alloy wheels for passenger cars, sport utility vehicles, and light trucks.  The Company currently markets and distributes three separate and unique brands of luxury wheels, Mizati®, Hero(TM), and Zati(TM) through a network of 307 distributors.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had accumulated deficit of $(3,705,328) and $(3,492,289) as of June 30, 2010 and December 31, 2009, including net losses of $(213,039) and $(303,062) for the six months ended June 30, 2010 and 2009, respectively.  In addition, current liabilities exceeded current assets by $2,553,363 and $2,335,140 at June 30, 2010 and December 31, 2009, respectively.  These factors indicate that the Company may not be able to continue its business in the future.  The Company finances its operations by short term and long term bank borrowings with more reliance on the use of short-term borrowings as the corresponding borrowing costs are lower compared to long-term borrowings.  There can be no assurance that such borrowings will be available to the company in the future.

In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%, which was approximately 7.00-10.00% per annum.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $90,000 at June 30, 2010 and December 31, 2009.  In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest is payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the line of credit.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point.  On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,553 on August 31, 2010 as one principal and interest payment.  On February 17, 2010, due to the tight cash flows from the plummeting sales and in order to preserve liquidity, the Company negotiated with East West Bank on revising the terms of the loan to agreeing that the Company will repay $1,500 of principal plus accrued unpaid interest each month starting March 2010 and $254,195 on August 31, 2010 as one principal and interest payment.  Total unpaid principal balance of the business loan and the line of credit at June 30, 2010 and December 31, 2009 was $258,019 and $266,019, respectively.  The business loan had a personal guaranty provided by the President & Chief Executive Officer of the Company, and was collateralized by the Company’s inventory, chattel paper, accounts, equipment and general tangibles, as well as a property jointly owned by the President & Chief Executive Officer and the Secretary of the Company.  This loan is not subject to covenants that may restrict the availability of the funds.  We are current in our repayment obligations as of July 26, 2010.  In February 2008, the Company entered into a revolving credit agreement with a Bank of America.  The credit agreement provides for borrowings up to $92,500.  The adjusted interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  Total principal owed at June 30, 2010 and December 31, 2009 was $92,000.  This credit line is not subject to covenants that may restrict the availability of the funds.

The Company may in the future borrow additional amounts under new credit facilities or enter into new or additional borrowing arrangements. We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including launching marketing initiatives, purchase inventory, acquisitions, and for working capital.  The largest shareholder and Chief Executive Officer of the Company has orally pledged to provide financing to the company should it require additional funds.

The Company may require additional funds and may seek to raise such funds though public and private financings or from other sources.  There is no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive.  Any necessary additional funds from the largest shareholder and Chief Executive Officer of the Company should include also the consideration of satisfying our obligations under the legal settlement discussed on Note 14.

The Company, taking into account the available banking facilities, internal financial resource, and its largest shareholder’s pledge, believes it has sufficient working capital to meet its present obligation for at least the next twelve months.  Management is taking actions to address the company's financial condition and deteriorating liquidity position.  These steps include adjusting the company’s product portfolio to cater to what management believes is a sustained shift in consumer demand for smaller, more fuel efficient vehicles.  Specifically, the company plans to develop a smaller sized wheel in the 17” range to fit smaller cars.  Management believes that by expanding into this market, it can capitalize on consumer demand and drive revenue growth.  In an effort to mitigate freight charges, the Company is speaking to distributors in markets outside of California about the possibility of shipping products directly from the manufacturers to their warehouse.  This would reduce our freight charges on long distance shipping orders and allow the company to offer more competitive pricing.  Management believes that this can be a key driver of expansion into new markets and revenues.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results for any future period.  These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009.  The results of the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.  We assess the collectability of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventories are comprised of finished goods held for sale.  We record inventories at the lower of cost or market value, with cost generally determined on a moving-average basis.  We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions.  If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to thirty-nine years.  Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining term of the lease or the estimated useful life of the asset.  Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period's presentation.

Revenue Recognition

We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.  We recognize revenue for product sales upon transfer of title to the customer.  Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement.  Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time. Historically these amounts have not been material.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial assets and liabilities measured at fair value

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157(ASC 820) Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157(ASC 820). This Staff Position delays the effective date of SFAS No. 157(ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157(ASC 820) had no effect on the Company's financial position or results of operations.

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123(R) is now included in ASC 718 “Compensation – Stock Compensation”.  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services.  Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”).  SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.  On April 14, 2005, the SEC adopted a new rule amending the compliance of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

Concentration of Credit Risk

The credit risk on liquid funds is limited because the majority of the counterparties are banks with high credit-ratings assigned by international credit-rating agencies and state-owned banks with good reputation.

The Company’s management monitors both vendor and customer concentration figures.  For the six months ended June 30, 2010, three customers accounted for 11%, 11%, and 9% of sales, respectively while one supplier accounted for 100% of purchases.  For the six months ended June 30, 2009, two customers accounted for 30% and 18% of sales while one supplier accounted for 100% of purchases.

Deferred Taxes

We utilize the liability method of accounting for income taxes.  We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized.  In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate.

In July 2006 the FASB issued FIN 48(ASC 740-10), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109(ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings.  Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

As a result of the implementation of FIN 48 (ASC 740-10), the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10).  The Company recognized no material adjustments to liabilities or stockholders’ equity in lieu of the implementation.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Income Taxes

The Company determined that due to its continuing operating losses, no income tax liabilities existed at June 30, 2010 and December 31, 2009.

Long Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144 (ASC 360), Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  Based upon management’s assessment, there was no impairment at June 30, 2010 and December 31, 2009.

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Contingencies

From time to time we are involved in disputes, litigation and other legal proceedings.  We prosecute and defend these matters aggressively.  However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges.  We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.  However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Advertising Costs

We expense advertising costs as incurred.  Advertising expenses were $4,499 and $1,268 for the six months ended June 30, 2010 and 2009, respectively.

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At June 30, 2010 and December 31, 2009, there were no potentially dilutive securities.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Accounts receivable	$107,863	$106,815
Allowance for doubtful accounts	(98,636)	(98,636)

Accounts receivable, net	$9,227	$8,179

The Company had net accounts receivable of $9,227 and $8,179 at June 30, 2010 and December 31, 2009, respectively.  These amounts are net of allowance for doubtful accounts of $98,636 as of June 30, 2010 and December 31, 2009, respectively.

NOTE 6 – INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Finished goods	$126,786	$214,192
Reserve for slow-moving and obsolete inventories	(26,831)	(71,449)

Inventories, net	$99,955	$142,743

The Company had inventories of $99,955 and $142,743 at June 30, 2010 and December 31, 2009, respectively.  Included in these balances at June 30, 2010 and December 31, 2009 are reserves for slow-moving and obsolete inventory of $26,831 and $71,449 as of June 30, 2010 and December 31, 2009. In the six months ended June 30, 2010, $44,618 of recovery of reserve for inventory valuation reduced in Cost of Good Sold due to the sales of inventory items previously identified and reserved for slow-moving and obsolete.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009	Useful Lives
Automobiles	$25,676	$25,676	5 years
Furniture and fixtures	16,897	16,897	10 years
Software	10,735	10,735	3 years
Office Equipment	2,000	-	3 years
	55,308	53,308
Less: Accumulated depreciation	(49,161)	(44,738)

Property and equipment, net	$6,147	$8,570

Depreciation expense related to property and equipment amounted to $4,423 and $4,730 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Patents and trademarks	$7,540	$7,540
Less: Accumulated amortization	(3,329)	(3,329)
Less: Reserve for impairment	(4,211)	(4,211)

Intangible assets, net	$-	$-

The Company’s patents and trademarks were assessed to have an average useful life of 233 months from the date of initial acquisition.  In the Company’s annual impairment analysis for the fiscal year 2008, the Company concluded that due to negative economic circumstances surrounding our industry and business, the intangible assets were determined to have no value and were fully written off at December 31, 2008.  No change was made to the intangible assets accounts during the current period.

NOTE 9 – LINES OF CREDIT

Lines of credit consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
(a) Line of credit, Citibank	$90,000	$90,000
(b) Line of credit, East West Bank	258,519	266,019
(c) Line of credit, Bank of America	92,000	92,000
Total	$440,519	$448,019

(a) In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $90,000 at June 30, 2010 and December 31, 2009.

(b) In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest was payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the line of credit, with extra proceeds of $40,000 upon execution of the loan agreement.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point. On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment. On February 17, 2010, due to the tight cash flows from the plummeting sales and in order to preserve liquidity, the Company negotiated with East West Bank on revising the terms of the loan to agreeing that the Company will repay $1,500 of principal plus accrued unpaid interest each month starting March 2010 and $254,195 on August 31, 2010 as one principal and interest payment.  The business loan had personal guaranty provided by the President & Chief Executive Officer of the Company, and was collateralized by a property jointly owned by the President & Chief Executive Officer and the Secretary of the Company.  This loan is not subject to covenants that may restrict the availability of the funds.

(c) In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  Under the terms of the credit agreement, the interest rate was 10.5% per annum upon execution of the agreement.  The interest is adjusted every January 1, April 1, July 1, and October 1.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  The loan had a personal guaranty from the President and Chief Executive Officer of the Company, as well as the Company’s assets, with an expiration date in February 2015.  Total unpaid principal balance at June 30, 2010 and December 31, 2009 was $92,000.

NOTE 10 – NOTES PAYABLE

Notes payable consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
(a) Note payable, individual loan	$400,000	$400,000
Total notes payable	$400,000	$400,000

In December 2007, the Company entered into a promissory note with a private individual.  The promissory note for $200,000 has a term of 12 months, automatically renews annually, is unsecured and bears interest at 10% per annum.  In July 2008, the Company borrowed another $200,000 from this individual that is unsecured with the same term, and bears interest at 12% per annum.  The loan balance was $400,000 at June 30, 2010 and December 31, 2009.

NOTE 11 – ADVANCES FROM RELATED PARTIES

On January 13, 2006, January 18, 2006, and January 18, 2008, Company’s President and Chief Executive Officer loaned the Company $300,000, $123,300, $60,000, respectively, in exchange for promissory notes for a period of ten (10) years, bearing interest at various floating interest rates from 0% to 10% per annum.  The Company recorded interest expense of $7,474 and $7,125 on these notes for the six months ended June 30, 2010 and 2009.  The total unpaid principal balance was $382,601 as of June 30, 2010 and December 31, 2009.

Future maturities due under notes payable from related parties as of June 30, 2010 are as follow

As of June 30,	Amount
2011	$-
2012	-
2013	-
2014	-
2015	-
Thereafter	382,601

Total future maturities	$382,601

NOTE 12 – STOCKHOLDERS’ DEFICIT

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of shareholders of the Company. All shareholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The shareholders do not have cumulative or preemptive rights.

Preferred Stock

The Company’s Articles of Incorporation authorizes the issuance of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors.  Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock.

Shares Issued in Lieu of Promissory Notes

In March 2006, the Company’s Board of Directors authorized the Company to sell and issue common shares 3,998 common shares at $8.1298 per share (or 162,500 shares at $0.20 per share prior to the reverse stock-split on June 30, 2008 and the reverse stock-split on June 11, 2010) for an aggregate amount of $32,500.  Those shares were issued to nine of the Company’s officers and employees at that time, including 738 shares (or 30,000 shares prior to the reverse stock-split on June 30, 2008 and the reverse stock-split on June 11, 2010) to the Secretary of the Company.  The purpose of those stock issuances was primarily to motivate employees and increase their loyalty to the Company by inviting them to participate into the Company’s equity and become shareholders.  The Company obtained three-year full recourse promissory notes bearing interest at 8.0% as consideration for the common shares issued which have been reflected as a stock subscription receivable at December 31, 2008.  As of December 31, 2008, no principal payments had been received on the promissory notes.  As of March 2009, except for the Secretary of the Company, the other eight employees were no longer with the Company.  After performing collection efforts, and even though the notes state that the undersigned parties of the notes agreed to remain bound notwithstanding any extension, modification, waiver, or other indulgence or discharge or release of any obligor hereunder, due to the high uncertainty of payment collection from the eight former employees, the balance of $26,500 was written off and recorded as other expense for the year ended December 31, 2008.  In July 2009, the promissory note with the Secretary of the Company in the amount of $6,000 was renewed in writing and extended to March 1, 2012, and was recorded as subscription receivable as of June 30, 2010 and December 31, 2009.

Shares Issued for Service Performed

On July 24, 2008, the Company issued 35,150,433 common shares at $0.000004 per share which occurred in the period between the two stock-splits (or 3,572 shares at $0.039 per share prior to the forward stock-split on July 24, 2008 and the reverse stock-split on June 11, 2010) to the thirteen original shareholders for professional and administrative services previously provided to the Company.

In February 2008, the Company entered into a service agreement verbally with an individual, a non-related party, for designing five to eight sets of new wheels from which the Company selected two final sets for molding.  The designs and molding should be completed prior to October 2008.  Compensation for these services was agreed at $60,000 that shall be paid in cash or the Company’s common shares upon completion of work.  On or around October 27, 2008, the new designs and molding of wheels were completed.  On October 27, 2008, the Company issued 48,000 common shares at $0.80 per share (or 1,920,000 common shares at $0.02 per share prior to the reverse stock-split on June 11, 2010), the fair market value on the date the works were completed (the measurement date), or a total value of $38,400 to compensate the vendor.  Such amount was recorded through professional expense for the year ended December 31, 2008, and the remaining $21,600 was recorded as accrued expense.  On February 5, 2009, the Company issued 27,000 common shares at $0.80 per share (or 1,080,000 common shares at $0.02 per share prior to the reverse stock-split on June 11, 2010), the same fair market value as on the date the works were completed, or a total value of $21,600 to compensate the vendor and payoff the remaining balance.

In February 2009, the Company entered into a service agreement verbally with two individuals for designing twelve to sixteen sets of new wheels prior to August 2009, from which the Company will select four final sets for molding, although molding is not included in the service for this time.  Compensation for such designing service was agreed at $96,000 in total which shall be paid in the Company’s common shares upon entering into the agreement.  Those two individuals are also shareholders of the Company, each of which owned 0.00056% and 0.00053% of the Company’s common shares, respectively prior to such agreement.  On February 11, 2009, the Company issued a total of 120,000 common shares (or 4,800,000 common shares prior to the reverse stock-split on June 11, 2010), with one received 62,500 shares (or 2,500,000 shares prior to the reverse stock-split on June 11, 2010) and the other received 57,500 shares (or 2,300,000 shares prior to the reverse stock-split on June 11, 2010), at $0.80 per share (or $0.02 per share prior to the reverse stock-split on June 11, 2010), the fair market value on the date of issuance (the measurement date), or a total value of $96,000 upon entering into the agreement.  Although there were no sufficiently large disincentives for nonperformance as set forth in the agreement, the equity award granted to the two individuals performing the services was fully vested and nonforfeitable on the date the parties entered into the contract. Immediately after the share issuances, the two individuals owned 2.90% and 2.67% of the Company’s common shares, respectively.  The $96,000 was initially recorded as prepaid expense and the total amount was fully amortized during the year ended December 31, 2009 upon completion of the wheel designs.

In February 2009, the Company entered into a service agreement verbally with an individual, a non-related party, for searching and identifying at least five new wheel manufacturers for the Company during the period from March 2009 to December 2009.  Compensation for such service was agreed at $40,000 which shall be paid in the Company’s common shares upon entering into the agreement.  On February 11, 2009, the Company issued 50,000 common shares at $0.80 per share (or 2,000,000 common shares at $0.02 per share prior to the reverse stock-split on June 11, 2010), the fair market value on the date of issuance (the measurement date), or a total value of $40,000 upon entering into the agreement.  Although there were no sufficiently large disincentives for nonperformance as set forth in the service agreement, the equity award granted to the party performing the services was fully vested and nonforfeitable on the date the parties entered into the contract.  The $40,000 was initially recorded as prepaid expense and the total amount was fully amortized during the year ended December 31, 2009.

In February 2009, the President and CEO of the Company verbally assigned $100,000 of the debt owed to her by the Company, to Mr. Hsun-Ching Chuang, the major shareholder of Max Fung Trading Co., Ltd. for repaying a personal loan she was obligated to Mr. Chuang.  Mr. Chuang agreed to accept the Company’s common shares in repaying such debt.  Mr. Chuang was a non-related party prior to accepting the shares in payment of the loan.  On February 11, 2009, the Company issued 125,000 common shares at $0.80 per share (or 5,000,000 common shares at $0.02 per share prior to the reverse stock-split on June 11, 2010), the fair market value on the date of issuance (the measurement date), or a total value of $100,000 to Mr. Chuang.  The balance of loan from the President and CEO of the Company was reduced by $100,000 accordingly.

Also in February 2009, the Company entered into a written service agreement with Mr. Chuang for services of searching new investors and funding resources for the Company during the period from February 2009 to February 2012.  Compensation for such service was agreed at $100,000 which shall be paid in the Company’s common shares upon entering into the agreement.  Both parties agreed that the shares issued should be returned to the Company without recourse for nonperformance of the services.  On February 11, 2009, the Company issued 125,000 shares at $0.80 per share (or 5,000,000 shares at $0.02 per share prior to the reverse stock-split on June 11, 2010), the fair market value on the date of performance commitment, upon entering into the agreement.  As agreed, 50,000 shares (or 2,000,000 shares prior to the reverse stock-split on June 11, 2010) should be returned to the Company if the amount of new funding through such service is less than $150,000 by the end of the service period, whereas all 5,000,000 shares should be returned to the Company if less than $120,000.  Immediately after the above two share issuances, Mr. Chuang owned 11.59% of the Company’s common shares.  The $100,000 was initially recorded as prepaid expense, of which $16,666 and $30,556 was expensed during the six months offended June 30, 2010 and the year ended December 31, 2009, leaving the remaining $52,778 and $69,444 recorded in the prepayment as of June 30, 2010 and December 31, 2009, respectively.

Stock Splits

For the purpose of better liquidity for the Company’s common shares, the Company’s Board of Directors approved an increase of its number of authorized common shares from 5,000 to 200,000,000 in February 2006 and changed the par value per share from $80.00 to $0.0001, immediately followed by a 30,000 for 1 forward stock-split.  A certificate of amended articles of incorporation was filed with the California Secretary of State stating the increased number of authorized common shares.

In June 2008, under the advice of the Company’s former securities legal counsel, given that the Company did not state the 30,000 for 1 forward stock-split in the aforementioned amended articles of incorporation filed with the California Secretary of State in February 2006, the Company should mitigate such seemingly administrative oversight by conducting a reverse stock-split to eliminate the effect of the 30,000 for 1 forward stock-split, immediately followed by a forward stock-split and corresponding corporate filings with the California Secretary of State stating these two splits, the result of which should not to affect shareholder stake or stock value.  It was believed that these two splits should complete the mitigation of the seemingly administrative oversight as stated above.

Therefore, on June 30, 2008, the Company’s Board of Directors approved a 1 for 10,000 reverse stock split for its common stocks.  As a result, stockholders of record at the close of business on June 30, 2008 received one (1) share of common stock for every ten thousand (10,000) shares held.  The Company issued shares in order to round up fractional shares resulting from the reverse split to the next higher whole number of shares.  Any such issuance did not constitute a sale pursuant to Section 2(3) of the Securities Act of 1933, as amended.

On July 24, 2008, the Company’s Board of Directors approved a 9,840.546697 for 1 forward stock split for its common stocks.  As a result, stockholders of record at the close of business on July 24, 2008 received 9,840.546697 shares of common stock for every one (1) share held.

The cumulative effect of those two stock-splits was a 1 for 0.9841 reverse split for the Company’s common stocks.  The purpose of these two stock-splits was intended to mitigate the seemingly administrative oversight as mentioned previously, but not to change the shareholder stake or stock value.

Management was subsequently advised otherwise that stating the 30,000 for 1 forward stock-split in the amended articles of incorporation was not a requirement in the State of California, thus such omission in the corporate filing did not affect the legitimacy and effectiveness of the 30,000 for 1 stock-split executed in February 2006 given that it was appropriately approved by the Company’s Board of Directors.

Common stocks, additional paid-in capital, number of shares and per share data for prior periods have been restated to reflect the stock splits as if they had occurred at the beginning of the earliest period presented.

On June 11, 2010, the Company’s Board of Directors approved a 1 for 40 reverse stock-split for its common stocks as deemed for the best interests of the Company.  The total number of common shares outstanding has become 1,547,162 shares after the effectiveness of the reverse split.  The FINRA had processed and effectuated the reverse split at the open of business on July 12, 2010.

Common stocks, additional paid-in capital, number of shares and per share data for prior periods have been restated to reflect the stock splits as if they had occurred at the beginning of the earliest period presented.

Shares Cancelled

In October 2008, to ensure that the two stock-splits did not affect the shareholder stake, management conducted an analysis by comparing the numbers of shares of the original thirteen shareholders subsequent to the July 24, 2008 forward stock-split with their numbers of shares prior to the June 30, 2008 reverse stock-split, noting that an additional 842,403 shares (or 33,696,125 shares prior to the reverse stock-split on June 11, 2010) were added to the thirteen shareholders.  These additional shares were primarily resulting from the 878,761 shares issued to the thirteen shareholders at $0.00016 per share on July 24, 2008 (or 3,572 shares at $0.039 per share prior to the forward stock-split on July 24, 2008 and the reverse stock-split on June 11, 2010).  The 3,572 shares were the number of shares initially intended to be issued immediately after the forward stock-split, but were processed and issued by our transfer agent prior to the split.  As a result, the 3,572 shares issued to the thirteen shareholders were affected by the forward stocks-split turning into 878,761 shares.

On October 1, 2008, the Company’s President & CEO sent out letters to those thirteen shareholders requesting that they return their corresponding numbers of shares to the Company, aggregating to the 842,403 shares (or 33,696,125 shares prior to the reverse stock-split on June 11, 2010) as stated above, including 610,481 shares (or 24,419,225 shares prior to the reverse stock-split on June 11, 2010) with our President & CEO.  On October 27, 2008, eight of the thirteen original shareholders cancelled and returned a total of 192,913 shares (or 7,716,538 shares prior to the reverse stock-split on June 11, 2010) to the Company without consideration being exchanged.  Our President & CEO cancelled and returned 546,663 shares (or 21,866,527 shares prior to the reverse stock-split on June 11, 2010) to the Company on July 30, 2009 and additional 63,818 shares (or 2,552,698 shares prior to the reverse stock-split on June 11, 2010) on May 11, 2010 with no consideration being exchanged.  The remaining 39,009 shares (or 1,560,362 shares prior to the reverse stock-split on June 11, 2010) are still unreturned from other shareholders. Our President & CEO will continue to remind and communicate with those shareholders for them to notify the transfer agent of share cancellation.

NOTE 13 – COMMITMENTS

Operating Leases

We lease office space, automobiles and equipment under non-cancelable operating leases, which expire at various dates through September, 2012.  Operating lease expenses was $44,775 and $99,302 for the six months ended June 30, 2010 and 2009, respectively.

New Facility Lease

In January 2008, we entered into a lease contract with Mission BP, LLC, under which we will lease approximately 33,400 square feet of office and warehouse space located in Pomona, California.  The lease contract provided a term of 60 months, commencing in March 2008 and ending February 2013.  Rental obligations will be payable on a monthly basis.  In March, 2009, the Company terminated the lease and entered into settlement with Mission BP, LLC.

Immediately after terminating the lease with Mission BP, LLC, in March 2009, the Company assumed a three-month sublease from Zonet USA Corporation for 8,460 square feet of office and warehouse space located in Walnut, California.  The sublease contract commenced in April 2009 and will end in June 2009.  As required and in conjunction with the sublease, the Company entered into a lease agreement with Bayport Harrison Associates, LP for the same location commencing July 2009 and ending September 2012.  Such change corresponds to the Company’s cash flow management strategy, which will better preserve spending in operating expenses and increase available capital in inventory purchase, marketing, and other revenue-generating activities.

Future minimum lease payments due subsequent to June 30, 2010 under all non-cancelable operating leases for the next five years are as follows:

As of June 30,	Amount
2011	$79,188
2012	81,216
2013	13,536
2014	-
2015	-
Thereafter	-

Total minimum lease payments	$173,940

NOTE 14 – CONTINGENCIES AND LITIGATION LIABILITIES

On February 2, 2009, Spanish Broadcasting System Inc. aka Spanish Broadcasting Systems, Inc. dba KXOL adba KXOL Latino 96.3 FM (the “Plaintiff”), filed a complaint in the Los Angeles County Superior Court, Beverley Hills Courthouse for reasonable value, account stated, and open book account for commercial advertisement performed by KXOL, seeking damages of $12,200, with interest thereon at the rate of ten percent (10%) per annum from October 28, 2007.  The Company disputed Plaintiff’s entitlement to amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement.  On March 17, 2009, judgment was entered against the Company.  The Company settled the judgment for the principal amount of $12,000, with the Plaintiff waiving its claims for attorney’s fees, interest and costs.  The $12,000 was recorded as other payable on the balance sheet as of June 30, 2010 and December 31, 2009, and “Marketing expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009.

On February 20, 2009, Dare Wheel Manufacturing Co., Ltd. (the “Plaintiff”), one of the Company’s major vendors in China, filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for open book account, account stated, and goods, wares and merchandise, seeking damages of $716,900, with interest thereon at the rate of ten percent (10%) per annum from March 10, 2008.  On April 15, 2009, defendant removed the state court action to the United States District Court for the Central District of California.  On December 14, 2009, the United States District Court for the Central District of California issued a dismissal without prejudice.  The dismissal without prejudice was granted by the court to allow the Plaintiff to proceed with the action in a proper forum.  It is highly uncertain regarding whether the plaintiff would choose to pursue this claim in another forum.  As of June 30, 2010 and December 31, 2009, the $716,900 was recorded in accounts payable owed to the Plaintiff on the balance sheet, and was already recorded in inventory cost which therefore did not impact the statement of operations for the six months ended June 30, 2010.

On February 18, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for unlawful detainer, for base rent of $25,725.70, additional rent of $4,027.14, holdover damages of $991.76 per day, and for attorneys’ fees and costs.  The Company disputed Plaintiff’s right to unlawful detainer on the grounds that it had billed for and collected additional rent in violation of the terms of the lease.  The case went to trial on March 25, 2009, at which time the Company entered into settlement with Plaintiff as follows:

1.	The Company stipulated to restitution of the premises to Plaintiff on or before April 3, 2009.
2.
The Company agreed to waive any rights to its security deposit of $56,463.70, and Plaintiff agreed to apply such security deposit to unpaid rent and holdover damages incurred by Plaintiff in the action.  The $56,463.70 security deposit forfeited was charged through rent expense for the year ended December 31, 2009 accordingly.

3.	The parties agreed that the settlement was without prejudice to other claims either party may have relating to the tenancy.

The settlement was a favorable resolution for the Company as it allowed it to apply its security deposit to rent due, and to relocate and replace an above-market lease with a substantially more economical lease.

On June 3, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for alleged damage for breach of lease in the amount of $41,038, and for attorney’s fees and costs according to proof.  This case is subject to a conditional settlement that calls for a dismissal of the case no later than May 15, 2012.  The total value of the settlement is $29,000.  An initial payment of $2,000 is due on February 28, 2010.  The settlement calls for the remainder to be paid in increments of no less than $1,000 due at the end of each month for twenty-three (23) consecutive months, starting on March 31, 2010 and concluding February 28, 2012.  Additionally, there is a $4,000 balloon payment due March 31, 2012 upon the conclusion of payments on February 28, 2012.  This balloon payment will be discounted if the final payment is made prior to February 28, 2011.  The discount shall be $200 for number of months between the early final payment date and the date of February 2012 and the adjusted payment shall be paid the month following the actual final payment date.  In the event of default on a payment by more than 3 days, the Company shall be liable for $41,038 less previous payments and subject to the maximum rate of interest allowed by law.  Currently we are in compliance with the payment arrangements.  Our first payment of $2,000 was made on February 16, 2010 before it was due on February 28, 2010.  We paid $1,000 each month on the following dates: March 29, April 26, May 31, and June 28, 2010.  The $29,000 was recorded as “Rent expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009, and other payable on the balance sheet as of December 31, 2009, with $12,000 due within one year recorded under current liabilities and $17,000 due over one year recorded under long-term liabilities.  As of June 30, 2010, $12,000 due within one year was recorded in Other Payable under current liabilities and $11,000 due over one year was recorded under long-term liabilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This prospectus contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Future filings with the Securities and Exchange Commission, or SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements.  Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements are set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Report on Form 10Q.

Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except as required by applicable law; we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

Mizati Luxury Alloy Wheels, Inc. was founded in calendar year 2001.  We are a designer, importer and wholesaler of custom luxury alloy wheels.  We operate in the wheels, tires, and suspension segment of the Specialty Automotive Equipment market.  Our products are currently sold through a national and international distribution network utilizing a variety of sales channels including the internet, automotive catalogs, and wheel and tire distributors.  We have diversified our product portfolio into three different wheel lines which allows us to offer exclusivity to certain distributors upon their request.  Currently we do not have any exclusivity agreements with distributors.

Organic sales have been the key driver of our growth.  Our organic growth strategy has been to target distributors and wheel retailers in an effort to establish a national distribution network.  Our mission is to become the premier brand and designated source for affordable luxury wheels in the United States within the next three to five years as well as to expand to the international markets.

For the purpose of better liquidity of our common shares, our Board of Directors approved an increase of its number of authorized common shares from 5,000 to 200,000,000 in February 2006 and reduced the par value per share from $80.00 to $0.0001, immediately followed by a 30,000 for 1 forward stock-split.  A certificate of amended articles of incorporation was filed with the California Secretary of State regarding the increased authorized common shares.

In June 2008, under the advice of our former securities legal counsel, given that we did not state the 30,000 for 1 forward stock-split in the aforementioned amended articles of incorporation filed with the California Secretary of State in February 2006, we should mitigate such seemingly administrative oversight by conducting a reverse stock-split to eliminate the effect of the 30,000 for 1 forward stock-split, immediately followed by a forward stock-split and corresponding corporate filings with the California Secretary of State stating these two splits, the result of which should not to affect shareholder stake or stock value.  It was believed that these two splits should complete the mitigation of the seemingly administrative oversight as stated above.

Therefore, on June 30, 2008, our Board of Directors approved a 1 for 10,000 reverse stock split for our common stocks.  As a result, stockholders of record at the close of business on June 30, 2008 received one (1) share of common stock for every ten thousand (10,000) shares held.  We issued shares in order to round up fractional shares resulting from the reverse split to the next higher whole number of shares.  Any such issuance did not constitute a sale pursuant to Section 2(3) of the Securities Act of 1933, as amended.

On July 24, 2008, our Board of Directors approved a 9,840.546697 for 1 forward stock split for our common stocks.  As a result, stockholders of record at the close of business on July 24, 2008 received 9,840.546697 shares of common stock for every one (1) share held.

The cumulative effect of those two stock-splits was a 1 for 0.9841 reverse split for our common stocks. The purpose of these two stock-splits was intended to mitigate the seemingly administrative oversight as mentioned previously, but not to change the shareholder stake or stock value.

We were subsequently advised otherwise that stating the 30,000 for 1 forward stock-split in the amended articles of incorporation was not a requirement in the State of California, thus such omission in the corporate filing did not affect the legitimacy and effectiveness of the 30,000 for 1 stock-split executed in February 2006 given that it was appropriately approved by our Board of Directors.

On June 11, 2010, our Board of Directors approved a 1 for 40 reverse stock-split for our common stocks as deemed for the best interests of the Company.  The total number of common shares outstanding will be 1,547,162 shares after the effectiveness of the reverse split.  The FINRA had processed and effectuated the reverse split at the open of business on July 12, 2010.  The numbers of shares presented in this filing have reflected such effect.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 3 to the unaudited financial statements for the six months ended June 30, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Inventories

Inventories are comprised of finished goods held for sale.  We record inventories at the lower of cost or market value, with cost generally determined on a moving-average basis.  We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions.  If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required.

Long Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144(ASC 360), Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cashflows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  Based upon management’s assessment, there was no impairment as of June 30, 2010 and 2009.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations for the three months Ended June 30, 2010 as compared to the three months Ended June 30, 2009:

We present the table below to show how the operating results have changed for the three months ended June 30, 2010 and 2009. Next to each period’s results of operations, we provide the relevant percentage of total revenues for comparing the relative change in revenues and expenses.

	For The Three Months Ended June 30,
	2010		2009

NET REVENUE	$87,145	100%	$140,228	100%
COST OF GOODS SOLD	56,305	65%	134,282	96%
GROSS PROFIT	30,840	35%	5,946	4%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Professional services	35,698	41%	57,858	41%
Rent expenses	23,191	27%	21,728	15%
Salaries and wages	40,846	47%	28,076	20%
Other selling, general and administrative expenses	28,969	33%	29,909	21%
Total Selling, General and Administrative Expenses	128,704	148%	137,571	98%
LOSS FROM OPERATIONS	(97,864)	-112%	(131,625)	-94%
OTHER INCOME (EXPENSE)
Interest expense, net of income	(21,915)	-25%	(22,724)	-16%
Total Other Expense	(21,915)	-25%	(22,724)	-16%
Income tax	-	0%	-	0%
NET LOSS	$(119,779)	-137%	$(154,349)	-110%

Comparison of the three months Ended June 30, 2010 and 2009

Sales.    Sales decreased $53,083 or 38% to $87,145 in the three months ended June 30, 2010, compared to $140,228 for the three months ended June 30, 2009.  The decrease in sales is primarily attributable to a significant decrease in both sales volume and sales price reduction triggered by a sustained cyclical downturn in the U.S. market.  Demand for aftermarket wheels has slowed as consumers’ purchasing power has weakened.  In addition, we were undergoing huge price pressure from our competitors since 2009, which had adverse impact on our sales price.  Approximately $29 thousand of the total decrease in sales was attributable to price reduction in the second quarter of 2010 as compared to the same quarter prior year, and $24 thousand of the total decrease in sales was attributable to decline in sales volume.

Gross Profit.     As a percentage of revenue, gross margin increased to 35% in the three months ended June 30, 2010 as compared to 4% during the three months ended June 30, 2009.  The increase of gross margin was mainly derived from the sale of inventories that have been fully written down below cost at the close of the prior fiscal year due to slow-moving and obsolescence.  Cost of those inventories sold during the current quarter was approximately $9,420 prior to the write down.  The additional reserve in the amount of $7,302 on inventory slow-moving and obsolete items recorded for the three months ended June 30, 2009 also caused its lower gross margin.  The additional inventory reserve was a result of more product types aging in our inventory for approximately a year with none or limited sales activities.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses ("SG&A") consist principally of professional services, rent expenses, salaries and wages, and other general corporate activities.  The amount decreased by $8,867 or 6% from $137,571 for the second quarter of 2009 to $128,704 for the second quarter of 2010.  As a percentage of sales, our SG&A increased to 148% for the second quarter of 2010, compared to 98% for the same quarter prior year.  The decrease in the balance of SG&A was primarily due to the following:

(1)
Decrease of $22,160 in professional services from $57,858 for the second quarter of 2009 to $35,698 for the second quarter of 2010, or a 38% decrease.  Such decrease was mainly due to decrease in legal fees by $13,901.26 and decrease in other professional service fees by $13,875.95, respectively as part of the Company’s cost reduction strategy.

(2)
Decrease of $940 in “others” from $29,909 for the second quarter of 2009 to $28,969 for the second quarter of 2010, a 3% decrease.  The decrease was primarily attributable to the Company’s cost reduction strategy and declining sales, resulting in decrease in temporary labor expense by $12,774 from the second quarter of 2009 to the same period of 2010.  The decrease was partially offset by increases in travel and lodging by $4,616 and promotional expense by $4,499 mainly associated with business promotion activities, as well as increase in auto insurance by $2,836.

The above decreases were partially offset by increase in salary and wages by $12,770 from $28,076 in the second quarter of 2009 to $40,846 in the same quarter of 2010, a 45% increase.  The increase was mainly because the base monthly salary for the Company’s CEO had been adjusted to $10,000 per month as determined during the fourth quarter of 2009, which was still within the limit of the maximum of $240,000 per year as orally agreed upon between the Company and the CEO since March 1, 2006, even though she agreed to defer the payment of salary.

Additionally, rent expenses increased by $1,463 from $21,728 in the second quarter of 2009 to $23,191 in the same quarter of 2010, a 7% increase.  The higher rent expense for the current quarter substantially corresponds to the higher rent as agreed upon in the office lease agreement.

Loss from Operations.    Loss from operations decreased $33,761 or 26%, to ($97,864) for the second quarter of 2010 compared to ($131,625) for the same quarter prior year.  As a percentage of sales, loss from operations increased to 112% for the second quarter of 2010, as compared to 94% for the same quarter prior year.  The increase in loss from operations was primarily due to the decrease in sales, partially offset by the decrease in SG&A and increase in gross profit as discussed above.

Results of Operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

We present the table below to show how the operating results have changed for the quarter ended June 30, 2010 and 2009. Next to each period’s results of operations, we provide the relevant percentage of total revenues for comparing the relative change in revenues and expenses.

	For The Six Months Ended
	2010		2009
NET REVENUE	$196,849	100%	$393,499	100%
COST OF GOODS SOLD	119,297	61%	315,517	80%
GROSS PROFIT	77,552	39%	77,982	20%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Professional services	72,392	37%	111,041	28%
Rent expenses	44,775	23%	99,302	25%
Salaries and wages	82,023	42%	51,034	13%
Other selling, general and administrative expenses	47,583	24%	75,312	19%
Total Selling, General and Administrative Expenses	246,773	125%	336,689	86%
LOSS FROM OPERATIONS	(169,221)	-86%	(258,707)	-66%
OTHER INCOME (EXPENSE)
Interest expense, net of income	(43,818)	-22%	(44,355)	-11%
Total Other Expense	(43,818)	-22%	(44,355)	-11%
Income tax	-	0%	-	0%
NET LOSS	$(213,039)	-108%	$(303,062)	-77%

Comparison of the six months Ended June 30, 2010 and 2009

Sales.    Sales decreased $196,650 or 50% to $196,849 in the six months ended June 30, 2010, compared to $393,499 for the six months ended June 30, 2009.  The decrease in sales is primarily attributable to a significant decrease in both sales volume and sales price reduction triggered by a sustained cyclical downturn in the economy.  Demand for aftermarket wheels has slowed as consumers’ purchasing power has weakened.  In addition, we were undergoing huge price pressure from our competitors since 2009, which had adverse impact on our sales price.  Approximately $60 thousand of the total decrease in sales was attributable to price reduction in the six months ended June 30, 2010, and $137 thousand of the total decrease in sales was attributable to decline in sales volume.

Gross Profit.     As a percentage of revenue, gross margin increased to 39% in the six months ended June 30, 2010 as compared to 20% during the same period last year. The increase of gross margin was mainly derived from the sale of inventories that have been fully written down below cost at the close of the prior fiscal year due to slow-moving and obsolescence.  Cost of those inventories sold during the six months ended June 30, 2010 was approximately $54,038 prior to the write down.  The additional reserve in the amount of $7,302 on inventory slow-moving and obsolete items recorded for the six months ended June 30, 2009 also caused its lower gross margin.  The additional inventory reserve was a result of more product types aging in our inventory for approximately a year with none or limited sales activities.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses ("SG&A") consist principally of professional services, rent expenses, loss on sale of land and building held for sale, and other general corporate activities.  The amount decreased by $89,916 or 27% from $336,689 for the six months ended June 30, 2009 to $246,773 for the same period of 2010.  As a percentage of sales, our SG&A increased to 125% for the six months ended June 30, 2010, compared to 86% for the same period prior year.  The decrease in the balance of SG&A was primarily due to the following:

(1)
Decrease of $54,527 in rent expense from $99,302 for the six months ended June 30, 2009 to $44,775 for the six months ended June 30, 2010, a 55% decrease.  In March 2009, corresponding to the Company’s cash flow management strategy and the expectation of lower demand for warehouse space, the Company terminated the prior lease contract for approximately 33,400 square feet of office and warehouse space, and moved to the current location which occupies 8,460 square feet of total space.  Monthly rent expense was reduced from $28,232 per month to approximately $6,430 per month accordingly, resulting in the decrease in rent expense.

(2)
Decrease of $38,649 in professional services from $111,041 for the six months ended June 30, 2009 to $72,392 for the six months ended June 30, 2010, a 35% decrease.  Such decrease was mainly due to decrease in legal fees by $24,431 and decrease in other professional service fees by $25,134, respectively as part of the Company’s cost reduction strategy.

(3)
Decrease of $27,729 in “others” from $75,312 for the six months ended June 30, 2009 to $47,583 for the six months ended June 30, 2010, a 37% decrease.  The decrease was primarily attributable to the Company’s cost reduction strategy and declining sales, resulting in decreases in temporary labor expense by $21,951 and shipping and handling charges by $10,770 from the six months ended June 30, 2009 to the same period of 2010.

The above decreases were partially offset by increase in salary and wages by $30,989 from $51,034 in the six months ended June 30, 2009 to $82,023 in the same period of 2010.  The increase was mainly because the base monthly salary for the Company’s CEO had been adjusted to $10,000 per month as determined during the fourth quarter of 2009, which was still within the limit of the maximum of $240,000 per year as orally agreed upon between the Company and the CEO since March 1, 2006, even though she agreed to defer the payment of salary.

Loss from Operations.    Loss from operations decreased $89,486 or 35%, to ($169,221) for the six months ended June 30, 2010 compared to ($258,707) for the same period in 2009.  As a percentage of sales, loss from operations increased to 86% for the second quarter in 2010, as compared to 66% for the second quarter in 2009.  The increase in loss from operations was primarily due to the decrease in sales, partially offset by the decrease in SG&A as discussed above.

Liquidity and Capital Resources

The following summarizes the key components of the Company's cash flows for the six months ended June 30,

	2010	2009
Net cash used in operating activities	$(45,648)	$(26,514)
Net cash used in investing activities	(2,000)	-
Net cash used in financing activities	(7,500)	(6,000)
Net decrease in cash and cash equivalents	$(55,148)	$(32,514)

The Company’s net cash used in operating activities was adversely affected by net loss of ($213,039) in the six months ended June 30, 2010 and ($303,062) in the six months ended June 30, 2009.  The significant decrease in the reduction of inventory in the amount of $42,788 for the six months ended June 30, 2010 as compared to $206,943 for the same period of 2009 signaled declines of cash inflows.  Those effects were partially offset by increase in accounts payable of $23,664 and accrued expenses and other liabilities of $80,898 for the six months ended June 30, 2010 as compared to decreases of ($59,932) and ($8,203), respectively.

In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%, which was approximately 7.00-10.00% per annum.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $90,000 at June 30, 2010 and December 31, 2009.  In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest is payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the line of credit.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point.  On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,553 on August 31, 2010 as one principal and interest payment.  On February 17, 2010, due to the tight cash flows from the plummeting sales and in order to preserve liquidity, the Company negotiated with East West Bank on revising the terms of the loan to agreeing that the Company will repay $1,500 of principal plus accrued unpaid interest each month starting March 2010 and $254,195 on August 31, 2010 as one principal and interest payment.  Total unpaid principal balance of the business loan and the line of credit at June 30, 2010 and December 31, 2009 was $258,019 and $266,019, respectively.  The business loan had a personal guaranty provided by the President & Chief Executive Officer of the Company, and was collateralized by the Company’s inventory, chattel paper, accounts, equipment and general tangibles, as well as a property jointly owned by the President & Chief Executive Officer and the Secretary of the Company.  This loan is not subject to covenants that may restrict the availability of the funds.  We are current in our repayment obligations as of July 26, 2010.  In February 2008, the Company entered into a revolving credit agreement with a Bank of America.  The credit agreement provides for borrowings up to $92,500.  The adjusted interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  Total principal owed at June 30, 2010 and December 31, 2009 was $92,000.  This credit line is not subject to covenants that may restrict the availability of the funds.

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.

The Company may in the future borrow additional amounts under new credit facilities or enter into new or additional borrowing arrangements. We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including launching marketing initiatives, purchase inventory, acquisitions, and for working capital.  The largest shareholder and Chief Executive Officer of the Company has orally pledged to provide financing to the company should it require additional funds.  Any necessary additional funds from the largest shareholder and Chief Executive Officer of the Company should include also the consideration of satisfying our obligations under the legal settlement discussed in Note 14.

Due to the continuous slow-down as observed in the Company’s business and as part of our cost reduction policy, the Company does not expect to incur more than $1,500 in capital expenditures for repairing or replacing aging fixed assets in the following twelve months.

The Company, taking into account the available banking facilities, internal financial resource, and its largest shareholder’s pledge, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position.  These steps include adjusting the company’s product portfolio to cater to what management believes is a sustained shift in consumer demand for smaller, more fuel efficient vehicles.  Specifically, the company has facilitated new designs for smaller size wheels in the 17” range to fit smaller cars.  Management believes that by expanding into this market, it can capitalize on consumer demand and drive revenue growth.  In an effort to mitigate freight charges, Mizati is speaking to distributors in markets outside of California about the possibility of shipping products directly from the manufacturers to their warehouse.  This would reduce our freight charges on long distance shipping orders and allow the company to offer more competitive pricing.  Management believes that this can be a key driver of expansion into new markets and revenues.  Due to the deteriorating cash flows and continuous slow-down of sales, in addition to the February 17, 2010 extension as stated above, the Company has also commenced the negotiation with East West Bank to revise and further extend the terms on the repayment of $254,195 due in August 2010 under the business loan, providing that the Company has been repaying principals and interests based on the terms previously modified and agreed upon.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

In January 2008, we entered into a lease contract with Mission BP, LLC, under which we will lease approximately 33,400 square feet of office and warehouse space located in Pomona, California.   The lease contract provided a term of 60 months, commencing in March 2008 and ending February 2013.  Rental obligations will be payable on a monthly basis.  In March, 2009, the Company terminated the lease and entered into settlement with Mission BP, LLC.  Two litigations were filed by Mission BP, LLC after the termination as stated in Note 14 of the financial statements for June 30, 2010.

Immediately after terminating the lease with Mission BP, LLC, in March 2009, the Company assumed a three-month sublease from Zonet USA Corporation for 8,460 square feet of office and warehouse space located in Walnut, California.  The sublease contract commenced in April 2009 and ended in June 2009.  As required and in conjunction with the sublease, the Company entered into a lease agreement with Bayport Harrison Associates, LP for the same location commencing July 2009 and ending September 2012.  Such change corresponds to the Company’s cash flow management strategy, which will better preserve spending in operating expenses and increase available capital in inventory purchase, marketing, and other revenue-generating activities.

Future minimum lease payments due subsequent to June 30, 2010 under all non-cancelable operating leases for the next five years are as follows:

As of June 30,	Amount
2010	$79,188
2011	81,216
2012	13,536
2013	-
2014	-
Thereafter	-

Total minimum lease payments	$173,940

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 2, 2009, Spanish Broadcasting System Inc. aka Spanish Broadcasting Systems, Inc. dba KXOL adba KXOL Latino 96.3 FM (the “Plaintiff”), filed a complaint in the Los Angeles County Superior Court, Beverley Hills Courthouse for reasonable value, account stated, and open book account for commercial advertisement performed by KXOL, seeking damages of $12,200, with interest thereon at the rate of ten percent (10%) per annum from October 28, 2007.  The Company disputed Plaintiff’s entitlement to amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement.  On March 17, 2009, judgment was entered against the Company.  The Company settled the judgment for the principal amount of $12,000, with the Plaintiff waiving its claims for attorney’s fees, interest and costs.  The $12,000 was recorded as other payable on the balance sheet as of June 30, 2010 and December 31, 2009, and “Marketing expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009.

On February 20, 2009, Dare Wheel Manufacturing Co., Ltd. (the “Plaintiff”), one of the Company’s major vendors in China, filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for open book account, account stated, and goods, wares and merchandise, seeking damages of $716,900, with interest thereon at the rate of ten percent (10%) per annum from March 10, 2008.  On April 15, 2009, defendant removed the state court action to the United States District Court for the Central District of California.  On December 14, 2009, the United States District Court for the Central District of California issued a dismissal without prejudice.  The dismissal without prejudice was granted by the court to allow the Plaintiff to proceed with the action in a proper forum.  It is highly uncertain regarding whether the plaintiff would choose to pursue this claim in another forum.  As of December 31, 2009, the $716,900 was recorded in accounts payable owed to the Plaintiff as recorded on the balance sheet, and was already recorded in inventory cost which therefore did not impact the statement of operations for the year then ended.

On February 18, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for unlawful detainer, for base rent of $25,725.70, additional rent of $4,027.14, holdover damages of $991.76 per day, and for attorneys’ fees and costs.  The Company disputed Plaintiff’s right to unlawful detainer on the grounds that it had billed for and collected additional rent in violation of the terms of the lease.  The case went to trial on March 25, 2009, at which time the Company entered into settlement with Plaintiff as follows:

1.	The Company stipulated to restitution of the premises to Plaintiff on or before April 3, 2009.
2.
The Company agreed to waive any rights to its security deposit of $56,463.70, and Plaintiff agreed to apply such security deposit to unpaid rent and holdover damages incurred by Plaintiff in the action.  The $56,463.70 security deposit forfeited was charged through rent expense for the year ended December 31, 2009 accordingly.

3.	The parties agreed that the settlement was without prejudice to other claims either party may have relating to the tenancy.

The settlement was a favorable resolution for the Company as it allowed it to apply its security deposit to rent due, and to relocate and replace an above-market lease with a substantially more economical lease.

On June 3, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for alleged damage for breach of lease in the amount of $41,038, and for attorney’s fees and costs according to proof.  This case is subject to a conditional settlement that calls for a dismissal of the case no later than May 15, 2012.  The total value of the settlement is $29,000.  An initial payment of $2,000 is due on February 28, 2010.  The settlement calls for the remainder to be paid in increments of no less than $1,000 due at the end of each month for twenty-three (23) consecutive months, starting on March 31, 2010 and concluding February 28, 2012.  Additionally, there is a $4,000 balloon payment due March 31, 2012 upon the conclusion of payments on February 28, 2012.  This balloon payment will be discounted if the final payment is made prior to February 28, 2011.  The discount shall be $200 for number of months between the early final payment date and the date of February 2012 and the adjusted payment shall be paid the month following the actual final payment date.  In the event of default on a payment by more than 3 days, the Company shall be liable for $41,038 less previous payments and subject to the maximum rate of interest allowed by law.  Currently we are in compliance with the payment arrangements.  Our first payment of $2,000 was made on February 16, 2010 before it was due on February 28, 2010.  We paid $1,000 each month on the following dates: March 29, April 26, May 31, and June 28, 2010.  The $29,000 was recorded as “Rent expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009, and other payable on the balance sheet as of December 31, 2009, with $12,000 due within one year recorded under current liabilities and $17,000 due over one year recorded under long-term liabilities.  As of June 30, 2010, $12,000 due within one year was recorded in Other Payable under current liabilities and $11,000 due over one year was recorded under long-term liabilities.

Other than stated above, there are no material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

(a)       Exhibits

           31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

           32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIZATI LUXURY ALLOY WHEELS, INC.

Date: August 19, 2010	By:	/s/ Hazel Chu
Hazel Chu President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer