Form 10-Q
period 2010-09-30
MIZATI LUXURY ALLOY WHEELS INC
filed 2010-11-15
CIK 1369444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010: 1,547,162 shares of Common Stock.

MIZATI LUXURY ALLOY WHEELS, INC.

FORM 10-Q
September 30, 2010

Item 1. Financial Information

MIZATI LUXURY ALLOY WHEELS, INC.
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$23,099	$97,460
Accounts receivable, net of allowance for doubtful account of $98,636	8,731	8,179
Prepaid expenses and other current assets	46,445	71,444
Inventory, net	76,770	142,743
Total Current Assets	155,045	319,826

Property and Equipment, net	4,246	8,570

Intangible Assets, net	-	-

Other Assets	6,977	6,977

TOTAL ASSETS	$166,268	$335,373

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,650,764	$1,620,000
Accrued expenses	282,539	162,947
Line of credit	446,019	448,019
Other payable	24,000	24,000
Advance from related party	25,180	-
Notes payable-current portion	400,000	400,000
Total Current Liabilities	2,828,502	2,654,966

Long Term Liabilities
Advance from related party	382,601	382,601
Other liabilities	12,947	20,215
Total Long Term Liabilities	395,548	402,816

Total Liabilities	3,224,050	3,057,782

STOCKHOLDERS' DEFICIT
Preferred stocks; $0.0001 par value, 5,000,000 shares authorized and 0 share issued and outstanding	-	-
Common stocks; $0.0001 par value, 200,000,000 shares authorized, and 1,547,069 and 1,610,887 shares issued and outstanding, respectively	155	161
Additional paid in capital	775,725	775,719
Subscription receivable	(6,000)	(6,000)
Accumulated deficit	(3,827,662)	(3,492,289)
Total Stockholders' Deficit	(3,057,782)	(2,722,409)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$166,268	$335,373

The accompanying notes are an integral part of these consolidated financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

NET REVENUE	$31,083	$163,625	$227,931	$557,124

COST OF GOODS SOLD	14,691	158,411	142,581	473,928

GROSS PROFIT	16,391	5,214	85,350	83,196

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Professional services	35,208	27,121	105,099	138,162
Rent expenses	19,976	16,017	64,751	115,319
Salaries and wages	42,059	24,859	122,760	75,893
Other selling, general and administrative expenses	13,838	30,777	61,420	106,282
Total Selling, General and Administrative Expenses	111,081	98,774	354,031	435,656

LOSS FROM OPERATIONS	(94,690)	(93,560)	(268,681)	(352,460)

OTHER INCOME (EXPENSE)
Interest expense, net of income	(30,507)	(7,899)	(65,892)	(52,254)
Total Other Expense	(30,507)	(7,899)	(65,892)	(52,254)

Income tax	-	-	800	-

NET LOSS	$(125,197)	$(101,459)	$(335,373)	$(404,714)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.08)	$(0.06)	$(0.21)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OF OUTSTANDING	1,547,069	1,787,034	1,577,683	1,969,120

The accompanying notes are an integral part of these consolidated financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(335,373)	$(404,714)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,324	7,386
Security deposits surrendered for rent expense	-	56,464
Shares issued for services performed	-	30,474
Bad debt expense	-	11,970
Loss on reserve for inventory valuation	-	7,302
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(552)	37,710
Decrease (Increase) in prepaid expense and other current assets	24,999	(5,922)
Increase in prepaid income taxes	-	(800)
Decrease in inventory	65,973	306,970
Increase in other assets	-	(6,768)
Increase (decrease) in accounts payable	30,764	(19,951)
Increase (decrease) in accrued expenses and other liabilities	112,324	(8,203)
Total adjustments	239,832	416,632
Net Cash (Used In) Provided By Operating Activities	(95,541)	11,918

Cash flows from investing activities:
(Acquisitions) of fixed assets	(2,000)	-
Net Cash Used In Investing Activities	(2,000)	-

Cash flows from financing activities:
Proceeds received from borrowing under lines of credit	10,000	-
Repayment of lines of credit	(12,000)	-
Repayments of notes payable	-	(9,711)
Proceeds received from notes and advance from related parties	25,180	-
Net Cash Provided By (Used In) Financing Activities	23,180	(9,711)

Net Increase (Decrease) in Cash and Cash Equivalents	(74,361)	2,207

Cash and Cash Equivalents-Beginning of Period	97,460	153,943

Cash and Cash Equivalents-Ending of Period	$23,099	$156,150

Supplemental Disclosures
Income taxes paid	$800	$800
Interest paid	$39,759	$64,051

Supplemental Disclosures of Non-cash Financing Activity
Shares issued for debt repayment	$-	100,000

The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had accumulated deficit of $(3,057,782) and $(3,492,289) as of September 30, 2010 and December 31, 2009, including net losses of $(335,373) and $(404,714) for the nine months ended September 30, 2010 and 2009, respectively.  In addition, current liabilities exceeded current assets by $2,673,457 and $2,335,140 at September 30, 2010 and December 31, 2009, respectively.  These factors indicate that the Company may not be able to continue its business in the future.  The Company finances its operations by short term and long term bank borrowings with more reliance on the use of short-term borrowings as the corresponding borrowing costs are lower compared to long-term borrowings.  There can be no assurance that such borrowings will be available to the company in the future.

In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%, which was approximately 7.00-10.00% per annum.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $90,000 at September 30, 2010 and December 31, 2009.  In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest is payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the previous line of credit.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point.  On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment. On February 17, 2010, due to the tight cash flows from the plummeting sales and in order to preserve liquidity, the Company negotiated with East West Bank on revising the terms of the loan to agreeing that the Company will repay $1,500 of principal plus accrued unpaid interest each month starting March 2010 and $254,195 on August 31, 2010 as one principal and interest payment. On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment. Total unpaid principal balance of the business loan and the line of credit at September 30, 2010 and December 31, 2009 was $254,019 and $266,019, respectively.  In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  Total unpaid principal balance at September 30, 2010 and December 31, 2009 was $92,000.  This credit line is not subject to covenants that may restrict the availability of the funds. In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points.  Total unpaid principal balance at September 30, 2010 and December 31, 2009 was $10,000 and $0, respectively.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results for any future period.  These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009.  The results of the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

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

The Company’s management monitors both vendor and customer concentration figures.  For the nine months ended September 30, 2010, one customer accounted for 11% while one supplier accounted for 100% of purchases.  For the nine months ended September 30, 2009, two customers accounted for 24% and 16% of sales while one supplier accounted for 100% of purchases.

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

Income Taxes

The Company determined that due to its continuing operating losses, no income tax liabilities existed at September 30, 2010 and December 31, 2009.

Long Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144 (ASC 360), Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  Based upon management’s assessment, there was no impairment at September 30, 2010 and December 31, 2009.

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

Advertising Costs

We expense advertising costs as incurred.  Advertising expenses were $4,499 and $3,667 for the nine months ended September 30, 2010 and 2009, respectively.

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At September 30, 2010 and December 31, 2009, there were no potentially dilutive securities.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Accounts receivable	$107,367	$106,815
Allowance for doubtful accounts	(98,636)	(98,636)

Accounts receivable, net	$8,731	$8,179

The Company had net accounts receivable of $8,731 and $8,179 at September 30, 2010 and December 31, 2009, respectively.  These amounts are net of allowance for doubtful accounts of $98,636 as of September 30, 2010 and December 31, 2009, respectively.

NOTE 6 – INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Finished goods	$89,248	$214,192
Reserve for slow-moving and obsolete inventories	(12,478)	(71,449)

Inventories, net	$76,770	$142,743

The Company had inventories of $76,770 and $142,743 at September 30, 2010 and December 31, 2009, respectively.  Included in these balances at September 30, 2010 and December 31, 2009 are reserves for slow-moving and obsolete inventory of $12,478 and $71,449 as of September 30, 2010 and December 31, 2009. In the nine months ended September 30, 2010, $58,971 of recovery of reserve for inventory valuation reduced in Cost of Good Sold due to the sales of inventory items previously identified and reserved for slow-moving and obsolete.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009	Useful Lives
Automobiles	$25,676	$25,676	5 years
Furniture and fixtures	16,897	16,897	10 years
Software	10,735	10,735	3 years
Office Equipment	2,000	-	3 years
	55,308	53,308
Less: Accumulated depreciation	(51,062)	(44,738)

Property and equipment, net	$4,246	$8,570

Depreciation expense related to property and equipment amounted to $6,324 and $7,095 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Patents and trademarks	$7,540	$7,540
Less: Accumulated amortization	(3,329)	(3,329)
Less: Reserve for impairment	(4,211)	(4,211)

Intangible assets, net	$-	$-

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

NOTE 9 – LINES OF CREDIT

Lines of credit consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
(a)Line of credit, Citibank	$90,000	$90,000
(b)Line of credit, East West Bank	254,019	266,019
(c)Line of credit, Bank of America	92,000	92,000
(d) Line of credit, Robabank	10,000	-
Total	$446,019	$448,019

(a) In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $90,000 at September 30, 2010 and December 31, 2009.

(b) In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest was payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the line of credit, with extra proceeds of $40,000 upon execution of the loan agreement.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point. On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment. On February 17, 2010, the loan was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 7 consecutive months starting February 15, 2009 and $254,195 on August 31, 2010 as one principal and interest payment On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment.  Total unpaid principal balance of the business loan and the line of credit at September 30, 2010 and December 31, 2009 was $254,019 and $266,019, respectively.  The business loan had personal guaranty provided by the President & Chief Executive Officer of the Company, and was collateralized by a property jointly owned by the President & Chief Executive Officer and the Secretary of the Company.  This loan is not subject to covenants that may restrict the availability of the funds.

(c) In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  Under the terms of the credit agreement, the interest rate was 10.5% per annum upon execution of the agreement.  The interest is adjusted every January 1, April 1, July 1, and October 1.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  The loan had a personal guaranty from the President and Chief Executive Officer of the Company, as well as the Company’s assets, with an expiration date in February 2015.  Total unpaid principal balance at September 30, 2010 and December 31, 2009 was $92,000.

(d) In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points.  Total unpaid principal balance at September 30, 2010 and December 31, 2009 was $10,000 and $0.

NOTE 10 – NOTES PAYABLE

Notes payable consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Note payable, individual loan	$400,000	$400,000
Total notes payable	$400,000	$400,000

In December 2007, the Company entered into a promissory note with a private individual.  The promissory note for $200,000 has a term of 12 months, automatically renews annually, is unsecured and bears interest at 10% per annum.  In July 2008, the Company borrowed another $200,000 from this individual that is unsecured with the same term, and bears interest at 12% per annum.  The loan balance was $400,000 at September 30, 2010 and December 31, 2009.

NOTE 11 – ADVANCES FROM RELATED PARTIES

On January 13, 2006, January 18, 2006, January 18, 2008, August 6, 2010 and September 16, 2010, the Company’s President and Chief Executive Officer loaned the Company $300,000, $123,300, $60,000, 15,000 and 10,000 respectively, in exchange for promissory notes for a period of ten (10) years, bearing interest at various floating interest rates from 0% to 10% per annum.  The Company recorded interest expense of $5,978 and $10,700 on these notes for the nine months ended September 30, 2010 and 2009.  During the third quarter of 2010, the Company’s President and Chief Executive Officer loaned the Company additional $25,180 with no written loan agreement, no interest or collateral, and due on demand.  The total unpaid principal balance was $407,781 and $382,601 as of September 30, 2010 and December 31, 2009.

Future maturities due under notes payable from related parties as of September 30, 2010 are as follow

As of September 30,	Amount
2011	$25,180
2012	-
2013	-
2014	-
2015	-
Thereafter	382,601
Total future maturities	$407,781

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

Shares Issued in Lieu of Promissory Notes

In March 2006, the Company’s Board of Directors authorized the Company to sell and issue common shares 3,998 common shares at $8.1298 per share (or 162,500 shares at $0.20 per share prior to the reverse stock-split on June 30, 2008 and the reverse stock-split on June 11, 2010) for an aggregate amount of $32,500.  Those shares were issued to nine of the Company’s officers and employees at that time, including 738 shares (or 30,000 shares prior to the reverse stock-split on June 30, 2008 and the reverse stock-split on June 11, 2010) to the Secretary of the Company.  The purpose of those stock issuances was primarily to motivate employees and increase their loyalty to the Company by inviting them to participate into the Company’s equity and become shareholders.  The Company obtained three-year full recourse promissory notes bearing interest at 8.0% as consideration for the common shares issued which have been reflected as a stock subscription receivable at December 31, 2008.  As of December 31, 2008, no principal payments had been received on the promissory notes.  As of March 2009, except for the Secretary of the Company, the other eight employees were no longer with the Company.  After performing collection efforts, and even though the notes state that the undersigned parties of the notes agreed to remain bound notwithstanding any extension, modification, waiver, or other indulgence or discharge or release of any obligor hereunder, due to the high uncertainty of payment collection from the eight former employees, the balance of $26,500 was written off and recorded as other expense for the year ended December 31, 2008.  In July 2009, the promissory note with the Secretary of the Company in the amount of $6,000 was renewed in writing and extended to March 1, 2012, and was recorded as subscription receivable as of September 30, 2010 and December 31, 2009.

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

Also in February 2009, the Company entered into a written service agreement with Mr. Chuang for services of searching new investors and funding resources for the Company during the period from February 2009 to February 2012.  Compensation for such service was agreed at $100,000 which shall be paid in the Company’s common shares upon entering into the agreement.  Both parties agreed that the shares issued should be returned to the Company without recourse for nonperformance of the services.  On February 11, 2009, the Company issued 125,000 shares at $0.80 per share (or 5,000,000 shares at $0.02 per share prior to the reverse stock-split on June 11, 2010), the fair market value on the date of performance commitment, upon entering into the agreement.  As agreed, 50,000 shares (or 2,000,000 shares prior to the reverse stock-split on June 11, 2010) should be returned to the Company if the amount of new funding through such service is less than $150,000 by the end of the service period, whereas all 5,000,000 shares should be returned to the Company if less than $120,000.  Immediately after the above two share issuances, Mr. Chuang owned 11.59% of the Company’s common shares.  The $100,000 was initially recorded as prepaid expense, of which $55,556 and $30,556 was expensed during the nine months offended September 30, 2010 and the year ended December 31, 2009, leaving the remaining $44,445 and $69,444 recorded in the prepayment as of September 30, 2010 and December 31, 2009, respectively.

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

NOTE 13 – COMMITMENTS

Operating Leases

We lease office space, automobiles and equipment under non-cancelable operating leases, which expire at various dates through September, 2012.  Operating lease expenses was $64,751 and $115,319 for the nine months ended September 30, 2010 and 2009, respectively.

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

Future minimum lease payments due subsequent to September 30, 2010 under all non-cancelable operating leases for the next five years are as follows:

As of September 30,	Amount
2011	$71,824
2012	72,757
2013	-
2014	-
2015	-
Thereafter	-
Total minimum lease payments	$144,581

NOTE 14 – CONTINGENCIES AND LITIGATION LIABILITIES

On February 2, 2009, Spanish Broadcasting System Inc. aka Spanish Broadcasting Systems, Inc. dba KXOL adba KXOL Latino 96.3 FM (the “Plaintiff”), filed a complaint in the Los Angeles County Superior Court, Beverley Hills Courthouse for reasonable value, account stated, and open book account for commercial advertisement performed by KXOL, seeking damages of $12,200, with interest thereon at the rate of ten percent (10%) per annum from October 28, 2007.  The Company disputed Plaintiff’s entitlement to amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement.  On March 17, 2009, judgment was entered against the Company.  The Company settled the judgment for the principal amount of $12,000, with the Plaintiff waiving its claims for attorney’s fees, interest and costs.  The $12,000 was recorded as other payable on the balance sheet as of September 30, 2010 and December 31, 2009, and “Marketing expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009.

On February 20, 2009, Dare Wheel Manufacturing Co., Ltd. (the “Plaintiff”), one of the Company’s major vendors in China, filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for open book account, account stated, and goods, wares and merchandise, seeking damages of $716,900, with interest thereon at the rate of ten percent (10%) per annum from March 10, 2008.  On April 15, 2009, defendant removed the state court action to the United States District Court for the Central District of California.  On December 14, 2009, the United States District Court for the Central District of California issued a dismissal without prejudice.  The dismissal without prejudice was granted by the court to allow the Plaintiff to proceed with the action in a proper forum.  It is highly uncertain regarding whether the plaintiff would choose to pursue this claim in another forum.  As of September 30, 2010 and December 31, 2009, the $716,900 was equivalent to the accounts payable owed to the Plaintiff as recorded on the balance sheet, and was already recorded in inventory cost which therefore did not impact the statement of operations for the nine months ended September 30, 2010.

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

On June 3, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for alleged damage for breach of lease in the amount of $41,038, and for attorney’s fees and costs according to proof.  This case is subject to a conditional settlement that calls for a dismissal of the case no later than May 15, 2012.  The total value of the settlement is $29,000.  An initial payment of $2,000 is due on February 28, 2010.  The settlement calls for the remainder to be paid in increments of no less than $1,000 due at the end of each month for twenty-three (23) consecutive months, starting on March 31, 2010 and concluding February 28, 2012.  Additionally, there is a $4,000 balloon payment due March 31, 2012 upon the conclusion of payments on February 28, 2012.  This balloon payment will be discounted if the final payment is made prior to February 28, 2011.  The discount shall be $200 for number of months between the early final payment date and the date of February 2012 and the adjusted payment shall be paid the month following the actual final payment date.  In the event of default on a payment by more than 3 days, the Company shall be liable for $41,038 less previous payments and subject to the maximum rate of interest allowed by law.  The $29,000 was recorded as “Rent expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009, and other payable on the balance sheet as of December 31, 2009, with $12,000 due within one year recorded under current liabilities and $17,000 due over one year recorded under long-term liabilities.  As of September 30, 2010, $12,000 due within one year was recorded in Other Payable under current liabilities and $8,000 due over one year was recorded under long-term liabilities.

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

Critical Accounting Policies

A summary of significant accounting policies is included in Note 3 to the unaudited financial statements for the nine months ended September 30, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

Long Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144(ASC 360), Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cashflows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  Based upon management’s assessment, there was no impairment as of September 30, 2010 and 2009.

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

Results of Operations for the three months Ended September 30, 2010 as compared to the three months Ended September 30, 2009:

We present the table below to show how the operating results have changed for the three months ended September 30, 2010 and 2009. Next to each period’s results of operations, we provide the relevant percentage of total revenues for comparing the relative change in revenues and expenses.

	For The Three Months Ended September 30,
	2010		2009

NET REVENUE	$31,083	100%	$163,625	100%
COST OF GOODS SOLD	14,691	47%	158,411	97%
GROSS PROFIT	16,391	53%	5,214	3%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Professional services	35,208	113%	27,121	17%
Rent expenses	19,976	64%	16,017	10%
Salaries and wages	42,059	135%	24,859	15%
Other selling, general and administrative expenses	13,838	45%	30,777	19%
Total Selling, General and Administrative Expenses	111,081	357%	98,774	60%
LOSS FROM OPERATIONS	(94,690)	-305%	(93,560)	-57%
OTHER INCOME (EXPENSE)
Interest expense, net of income	(30,507)	-98%	(7,899)	-5%
Total Other Expense	(30,507)	-98%	(7,899)	-5%
Income tax	-	0%	-	0%
NET LOSS	$(125,197)	-403%	$(101,459)	-62%

Comparison of the three months Ended September 30, 2010 and 2009

Sales.    Sales decreased $132,542 or 81% to $31,083 in the three months ended September 30, 2010, compared to $163,625 for the three months ended September 30, 2009.  The decrease in sales is primarily attributable to a significant decrease in both sales volume and sales price reduction triggered by a sustained cyclical downturn in the U.S. market.  Demand for aftermarket wheels has slowed as consumers’ purchasing power has weakened.  In addition, we were undergoing huge price pressure from our competitors since 2009, which had adverse impact on our sales price.

Gross Profit.     As a percentage of revenue, gross margin increased to 53% in the three months ended September 30, 2010 as compared to 3% during the three months ended September 30, 2009.  The increase of gross margin was mainly derived from the sale of inventories that have been fully written down below cost at the close of the prior fiscal year due to slow-moving and obsolescence.  Cost of those inventories sold during the current quarter was approximately $14,353 prior to the write down.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses ("SG&A") consist principally of professional services, rent expenses, salaries and wages, and other general corporate activities.  The amount increased by $12,307 or 12% from $98,774 for the third quarter of 2009 to $111,081 for the third quarter of 2010.  As a percentage of sales, our SG&A increased to 357% for the third quarter of 2010, compared to 60% for the same quarter prior year.  The increase in the balance of SG&A was primarily due to the following:

(1)
Increase of $8,087 in professional services from $27,121 for the third quarter of 2009 to $35,208 for the third quarter of 2010, or a 30% increase.  Such increase was mainly due to additional payments for professional services related to the effectiveness of the Company’s registration statement on Form 10.

(2)
Increase in salary and wages by $8,087 from $27,121 in the third quarter of 2009 to $35,208 in the same quarter of 2010, a 30% increase.  The increase was mainly because the base monthly salary for the Company’s CEO had been adjusted to $10,000 per month as determined during the fourth quarter of 2009, which was still within the limit of the maximum of $240,000 per year as orally agreed upon between the Company and the CEO since March 1, 2006, even though she agreed to defer the payment of salary.

(3)
Rent expenses increased by $3,959 from $16,017 in the third quarter of 2009 to $19,976 in the same quarter of 2010, a 25% increase.  The higher rent expense for the current quarter substantially corresponds to the higher rent as agreed upon in the same office lease agreement for the later years of the lease.

The above decreases were partially offset by decrease of $16,939 in “others” from $30,777 for the third quarter of 2009 to $13,838 for the third quarter of 2010, a 55% decrease.  The decrease was primarily attributable to the Company’s cost reduction strategy and declining sales, resulting in decrease in office supplies and expenses by $4,942 from the third quarter of 2009 to the same period of 2010.  Equipment repair and maintenance decreased by $3,263 from the third quarter of 2009 to the same period of 2010.  Shipping and handling expense decreased by $3,480 from the third quarter of 2009 to the same period of 2010 along with the decline in sales.

Loss from Operations.    Loss from operations increased $1,130 or 1%, to ($94,690) for the third quarter of 2010 compared to ($93,560) for the same quarter prior year.  As a percentage of sales, loss from operations increased to 305% for the third quarter of 2010, as compared to 57% for the same quarter prior year.  The increase in loss from operations was primarily due to the decrease in sales, partially offset by the decrease in SG&A and increase in gross profit as discussed above.

Results of Operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

We present the table below to show how the operating results have changed for the periods ended September 30, 2010 and 2009. Next to each period’s results of operations, we provide the relevant percentage of total revenues for comparing the relative change in revenues and expenses.

	For The Nine Months Ended September 30,
	2010		2009

NET REVENUE	$227,931	100%	$557,124	100%
COST OF GOODS SOLD	142,581	63%	473,928	85%
GROSS PROFIT	85,350	37%	83,196	15%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Professional services	105,099	46%	138,162	25%
Rent expenses	64,751	28%	115,319	21%
Salaries and wages	122,760	54%	75,893	14%
Other selling, general and administrative expenses	61,420	27%	106,282	19%
Total Selling, General and Administrative Expenses	354,031	155%	435,656	78%
LOSS FROM OPERATIONS	(268,681)	-118%	(352,460)	-63%
OTHER INCOME (EXPENSE)
Interest expense, net of income	(65,892)	-29%	(52,254)	-9%
Total Other Expense	(65,892)	-29%	(52,254)	-9%
Income tax	800	0%	-	0%
NET LOSS	$(335,373)	-147%	$(404,714)	-73%

Comparison of the nine months Ended September 30, 2010 and 2009

Sales.    Sales decreased $329,193 or 59% to $227,931 in the nine months ended September 30, 2010, compared to $557,124 for the nine months ended September 30, 2009.  The decrease in sales is primarily attributable to a significant decrease in both sales volume and sales price reduction triggered by a sustained cyclical downturn in the economy.  Demand for aftermarket wheels has slowed as consumers’ purchasing power has weakened.  In addition, we were undergoing huge price pressure from our competitors since 2009, which had adverse impact on our sales price.

Gross Profit.     As a percentage of revenue, gross margin increased to 37% in the nine months ended September 30, 2010 as compared to 15% during the same period last year. The increase of gross margin was mainly derived from the sale of inventories that have been fully written down below cost at the close of the prior fiscal year due to slow-moving and obsolescence.  Cost of those inventories sold during the nine months ended September 30, 2010 was approximately $58,971 prior to the write down.  The additional reserve in the amount of $7,302 on inventory slow-moving and obsolete items recorded for the nine months ended September 30, 2009 also caused its lower gross margin.  The additional inventory reserve was a result of more product types aging in our inventory for approximately a year with none or limited sales activities.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses ("SG&A") consist principally of professional services, rent expenses, loss on sale of land and building held for sale, and other general corporate activities.  The amount decreased by $81,625 or 19% from $435,656 for the nine months ended September 30, 2009 to $354,031 for the same period of 2010.  As a percentage of sales, our SG&A increased to 155% for the nine months ended September 30, 2010, compared to 78% for the same period prior year.  The decrease in the balance of SG&A was primarily due to the following:

(1)
Decrease of $54,527 in rent expense from $115,319 for the nine months ended September 30, 2009 to $64,751 for the nine months ended September 30, 2010, a 44% decrease.  In March 2009, corresponding to the Company’s cash flow management strategy and the expectation of lower demand for warehouse space, the Company terminated the prior lease contract for approximately 33,400 square feet of office and warehouse space, and moved to the current location which occupies 8,460 square feet of total space.  Monthly rent expense was reduced from $28,232 per month to approximately $6,430 per month accordingly, resulting in the decrease in rent expense.

(2)
Decrease of $33,063 in professional services from $138,162 for the nine months ended September 30, 2009 to $105,099 for the nine months ended September 30, 2010, a 24% decrease.  Such decrease was mainly due to decrease in legal fees by $31,121 and decrease in other professional service fees by $32,038, respectively as part of the Company’s cost reduction strategy.

(3)
Decrease of $44,862 in “others” from $106,282 for the nine months ended September 30, 2009 to $61,420 for the nine months ended September 30, 2010, a 42% decrease.  The decrease was primarily attributable to the Company’s cost reduction strategy and declining sales, resulting in decreases in temporary labor expense by $31,111 and shipping and handling charges by $14,249 from the nine months ended September 30, 2009 to the same period of 2010.

The above decreases were partially offset by increase in salary and wages by $46,867 from $75,893 in the nine months ended September 30, 2009 to $122,760 in the same period of 2010.  The increase was mainly because the base monthly salary for the Company’s CEO had been adjusted to $10,000 per month as determined during the fourth quarter of 2009, which was still within the limit of the maximum of $240,000 per year as orally agreed upon between the Company and the CEO since March 1, 2006, even though she agreed to defer the payment of salary.

Loss from Operations.    Loss from operations decreased $83,779 or 24%, to ($268,681) for the nine months ended September 30, 2010 compared to ($352,460) for the same period in 2009.  As a percentage of sales, loss from operations increased to 118% for the second quarter in 2010, as compared to 63% for the second quarter in 2009.  The increase in loss from operations was primarily due to the decrease in sales, partially offset by the decrease in SG&A as discussed above.

Liquidity and Capital Resources

The following summarizes the key components of the Company's cash flows for the nine months ended September 30,

	2010	2009
Net cash (used in) provided by operating activities	$(95,541)	$11,918
Net cash used in investing activities	(2,000)	-
Net cash provided by (used in) financing activities	23,180	(9,711)
Net (decrease) increase in cash and cash equivalents	$(74,361)	$2,207

The Company’s net cash used in operating activities was adversely affected by net loss of ($335,373) in the nine months ended September 30, 2010 and ($404,714) in the nine months ended September 30, 2009.  The significant decrease in the reduction of inventory in the amount of $65,973 for the nine months ended September 30, 2010 as compared to $306,970 for the same period of 2009 signaled declines of cash inflows.  Those effects were partially offset by increase in accounts payable of $30,764 and accrued expenses and other liabilities of $112,324 for the nine months ended September 30, 2010 as compared to decreases of ($19,951) and ($8,203), respectively.

In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%, which was approximately 7.00-10.00% per annum.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $90,000 at September 30, 2010 and December 31, 2009.  In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest is payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the previous line of credit.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point.  On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment. On February 17, 2010, due to the tight cash flows from the plummeting sales and in order to preserve liquidity, the Company negotiated with East West Bank on revising the terms of the loan to agreeing that the Company will repay $1,500 of principal plus accrued unpaid interest each month starting March 2010 and $254,195 on August 31, 2010 as one principal and interest payment. On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment. Total unpaid principal balance of the business loan and the line of credit at September 30, 2010 and December 31, 2009 was $254,019 and $266,019, respectively.  In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  Total unpaid principal balance at September 30, 2010 and December 31, 2009 was $92,000.  This credit line is not subject to covenants that may restrict the availability of the funds. In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points.  Total unpaid principal balance at September 30, 2010 and December 31, 2009 was $10,000 and $0, respectively.

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

Material Commitments

In January 2008, we entered into a lease contract with Mission BP, LLC, under which we will lease approximately 33,400 square feet of office and warehouse space located in Pomona, California.   The lease contract provided a term of 60 months, commencing in March 2008 and ending February 2013.  Rental obligations will be payable on a monthly basis.  In March, 2009, the Company terminated the lease and entered into settlement with Mission BP, LLC.  Two litigations were filed by Mission BP, LLC after the termination as stated in Note 14 of the financial statements for September 30, 2010.

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

Future minimum lease payments due subsequent to September 30, 2010 under all non-cancelable operating leases for the next five years are as follows:

As of September 30,	Amount
2011	$71,824
2012	72,757
2013	-
2014	-
2015	-
Thereafter	-

Total minimum lease payments	$144,581

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 2, 2009, Spanish Broadcasting System Inc. aka Spanish Broadcasting Systems, Inc. dba KXOL adba KXOL Latino 96.3 FM (the “Plaintiff”), filed a complaint in the Los Angeles County Superior Court, Beverley Hills Courthouse for reasonable value, account stated, and open book account for commercial advertisement performed by KXOL, seeking damages of $12,200, with interest thereon at the rate of ten percent (10%) per annum from October 28, 2007.  The Company disputed Plaintiff’s entitlement to amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement.  On March 17, 2009, judgment was entered against the Company.  The Company settled the judgment for the principal amount of $12,000, with the Plaintiff waiving its claims for attorney’s fees, interest and costs.  The $12,000 was recorded as other payable on the balance sheet as of September 30, 2010 and December 31, 2009, and “Marketing expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009.

On February 20, 2009, Dare Wheel Manufacturing Co., Ltd. (the “Plaintiff”), one of the Company’s major vendors in China, filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for open book account, account stated, and goods, wares and merchandise, seeking damages of $716,900, with interest thereon at the rate of ten percent (10%) per annum from March 10, 2008.  On April 15, 2009, defendant removed the state court action to the United States District Court for the Central District of California.  On December 14, 2009, the United States District Court for the Central District of California issued a dismissal without prejudice.  The dismissal without prejudice was granted by the court to allow the Plaintiff to proceed with the action in a proper forum.  It is highly uncertain regarding whether the plaintiff would choose to pursue this claim in another forum.  As of September 30, 2010 and December 31, 2009, the $716,900 was recorded in accounts payable owed to the Plaintiff as recorded on the balance sheet, and was already recorded in inventory cost which therefore did not impact the statement of operations for the year then ended.

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

On June 3, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for alleged damage for breach of lease in the amount of $41,038, and for attorney’s fees and costs according to proof.  This case is subject to a conditional settlement that calls for a dismissal of the case no later than May 15, 2012.  The total value of the settlement is $29,000.  An initial payment of $2,000 is due on February 28, 2010.  The settlement calls for the remainder to be paid in increments of no less than $1,000 due at the end of each month for twenty-three (23) consecutive months, starting on March 31, 2010 and concluding February 28, 2012.  Additionally, there is a $4,000 balloon payment due March 31, 2012 upon the conclusion of payments on February 28, 2012.  This balloon payment will be discounted if the final payment is made prior to February 28, 2011.  The discount shall be $200 for number of months between the early final payment date and the date of February 2012 and the adjusted payment shall be paid the month following the actual final payment date.  In the event of default on a payment by more than 3 days, the Company shall be liable for $41,038 less previous payments and subject to the maximum rate of interest allowed by law.  Currently we are in compliance with the payment arrangements.  Our first payment of $2,000 was made on February 16, 2010 before it was due on February 28, 2010.  We paid $1,000 each month on the following dates: March 29, April 26, May 31, and June 28, 2010, and each month during the third quarter of 2010.  The $29,000 was recorded as “Rent expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009, and other payable on the balance sheet as of December 31, 2009, with $12,000 due within one year recorded under current liabilities and $17,000 due over one year recorded under long-term liabilities.  As of September 30, 2010, $12,000 due within one year was recorded in Other Payable under current liabilities and $8,000 due over one year was recorded under long-term liabilities.

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

MIZATI LUXURY ALLOY WHEELS, INC.

Date: November 15, 2010	By:	/s/ Hazel Chu
Hazel Chu President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer