Form 10-K
period 2010-12-31
MIZATI LUXURY ALLOY WHEELS INC
filed 2011-04-15
CIK 1369444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53509

MIZATI LUXURY ALLOY WHEELS, INC.
(Exact name of registrant as specified in its charter)

California	95-4841349
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19929 Harrison Avenue,
Walnut, CA 91789
(Address, including zip code, of principal executive offices)

909-839-5118
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:	None
Name of exchange on which registered:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                           Accelerated filer ☐                                Non-accelerated filer ☐
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of the end of the issuer’s most recently completed second fiscal quarter, the issuer’s public float was $61,883.  As of the end of the issuer’s fiscal year ended December 31, 2010, its net revenue was $241,248.

The number of outstanding shares of the registrant’s Common Stock on April 15, 2011 was 9,880,502.

Documents Incorporated By Reference

NONE

MIZATI LUXURY ALLOY WHEELS, INC.
FORM 10-K

i

MIZATI LUXURY ALLOY WHEELS, INC.

PART I

ITEM 1.  Business

Mizati Luxury Alloy Wheels, Inc. (“Mizati”, “we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of California in January 2001. We are a designer, importer, and wholesaler of custom alloy wheels for cars, SUV’s and light pickups.

Overview

The Company operates in the wheels, tires, and suspension segment of the specialty automotive equipment market.  The Company’s mission is to become a well-known brand to provide wheels, rims, and automotive accessories in the United States within the next three to five years, while also penetrating into international markets.  Mizati used to works with four factories out of China that supply all of the raw materials as well as the finished product.  These factories are Nanjing Huashun Co. Ltd, Jiangsu Kaite Auto Parts Co. Ltd, Max Fung Trading Co., and Jiangsu Dare World Light Alloy Co. Ltd.  Starting from year 2010, the Company only worked with Max Fung Trading Co. for inventory purchase.

To achieve our mission, we have been consistently involved in discussions with several reputable wheel manufacturers in China, including one of the largest to potentially be our R&D and production affiliate starting 2010.  With the setup for stable OEM/ODM supplies, we hope to expand our network, which we do not currently have arrangements to do so, with China, the Pacific Rim and Europe in design trends as well as enhanced production capacity.  As in all business discussions, we may and we may not be able to reach any agreement with any of the wheel manufacturer.  Currently, we will not be able to solicit new business to auto manufacturers due to the following 2 main reasons.  First, auto manufacturers might not consider working with us before we are traded at the OTCBB; and secondly, we do not have the proper funding to venture into this direction.  If the above both conditions improve, we are hoping in one to two years timeframe to land an auto manufacturer business.

In order to fund these plans, we are searching new investors through various channels, and will consider private placements or public offerings.  In the past two years, management has identified potential merger and acquisition targets or joint venture partners from our customers, potential suppliers and other parties located in the United States and China in the size of total revenue between $10 and $20 million, who are willing to participate as a public company and develop more business with group efforts.  However, our current obstacle of the shortage in available capital has been deferring these plans.  In addition to items discussed in the “Liquidity and Capital Resources” section in Item 2. Management Discussion and Analysis of this filing, in order to increase our source of income and to support the Company’s capital needs before the above expansion plans could be realized, management will also consider entering into the OEM business by negotiating with global automotive manufacturers to be our new customers, and take OEM orders from them to be manufactured through the factories we are working with.  There is no guarantee that we will receive enough orders from those new customers to satisfy our capital needs in the near term.

The Specialty Equipment market is best defined by what it allows consumers to do—to customize and personalize their vehicles with custom parts and accessories.  Not to be confused with the automotive aftermarket which encompasses repair and replacement parts, automotive specialty-equipment products are purchased out of choice rather than necessity.  According to a Specialty Equipment Marketing Association (SEMA) study, the wheels, tires, and suspension segment of this market has grown at annual rate of approximately 8% over the last decade with annual sales of $11 billion in 2008.  In 2008, this segment composed 24% of the Specialty Equipment Market.  The custom wheel market is generally divided into five product categories; aluminum wheels, composite wheels, modular wheels, steel wheels and custom wheel accessories.  Information regarding the source can be found  www.sema.org.  This is available to SEMA members only on the SEMA website, www.sema.org.  As of   April 2011, SEMA has not provided further updates on market data for the year 2010.

For the years ended December 31, 2010 and 2009 we generated revenues of $241,248 and $601,618, respectively, which comprises approximately 100% of wheels and wheel caps, and had a net loss of ($440,097) and ($928,668), respectively.  With the economic recession, we have seen a substantial decrease in revenues and gross profit in our most recent fiscal year.

However, our auditor has raises substantial doubt about our ability to continue as a going concern.  Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had accumulated deficit of ($3,932,386) and ($3,492,289) as of December 31, 2010 and 2009, including net losses of ($440,097) and ($928,668) for the years then ended.  In addition, current liabilities exceeded current assets by $2,780,768 and $2,335,140 at December 31, 2010 and 2009, respectively.  These factors indicate that the Company may not be able to continue its business in the future.  The Company finances its operations by short-term and long-term bank borrowings with more reliance on the use of short-term borrowings as the corresponding borrowing costs are lower compared to long-term borrowings.  There can be no assurance that such borrowings will be available to the company in the future.  For more details, please refer to Note 2 “Going Concern” in our financial statements for the year ended December 31, 2010 herewith.

The wheel industry was historically founded on the basis of racing and performance products and was originally driven by street racing and hot rods.  Over time, the industry has shifted away from performance attributes and instead become more of an urban style-driven market and a discrete off-road market.

The Company’s products are targeted at four discrete categories of purchaser:

➢
Light trucks: The light-truck market is that part of the industry that produces and sells the parts that change the appearance, performance and/or handling of light-trucks (pickups, vans, and sport utility vehicles). This niche is the largest of all in this segment.

➢	Street performance: The street performance market is focused on high performance modern cars such as the Ford Mustang ™ and the Chevrolet Corvette ™.
➢	Restyling: The restyling market involves the aftermarket addition of products, such as wheels, to new vehicles.
➢	The “off road” market which is comprised of sport utility vehicles and larger off road trucks.

Target Market

The urban lifestyles market is generally comprised of enthusiasts who are trend-conscious and place a heavy emphasis on style.  This market can be impulse-buy oriented and its purchase decisions are influenced by radio, television programs, and popular publications.  In addition to this particular market, we also cater to car enthusiasts.  The general demographic of this market are males ranging from ages 18-35 and is all encompassing in terms of ethnic backgrounds.  We have noted a recent shift trending towards a greater number of purchases by females.

Products

We have three lines of wheel products for cars, trucks, and sport utility vehicles.  The lines are identified as the Mizati, Hero, and Zati product lines.

The Zati line is comprised of six products – the Fix, Blast Furious, Drift, Piper, Strength and Galan. The Hero line is comprised of ten products which are the Rebel, Rogue, Ronin, Saint, Sage, Savant, Salient, Seer, Maestro and Amore.  The Mizati line is comprised of sixteen products which are the Ace, Apollo, Double D, Klick, Lotus, Face Off, Fusion, Manza, I Candy, Illuminati, Stix, X ta C, Toro, Grand, Grande and Carlos.

Currently, the Company’s product pipeline is composed of one-piece alloy wheels ranging from 18” to 26” in diameter of various widths.  One-piece cast wheels are manufactured using a simple and rapid production process where the rim and the center is molded as one integral unit thereby eliminating the costs associated with an outside supplier of outer rims and reduced assembly and handling costs.

The majority of our wheels are chrome, but we do carry certain styles in black or silver.  In the wheel industry, sizing tends to dictate pricing.  For example, the larger the wheel, the greater the price, and the higher the profit margin.  Our wheels range anywhere from $120 for an 18” to $425 for a 26”.  However, we do provide volume discounts for bulk shipments to our distributors.

We continually assess industry trends, the marketplace and product positioning. The Company is committed to adding selected new product lines in order to build its customer loyalty into a broader based business. Mizati currently has three different product lines: Mizati, Hero, and Zati.  By manufacturing three separate lines, Mizati has improved its ability to retain larger accounts by offering exclusivity of a particular line to selected distributors.  Currently we do not have any exclusivity agreements with distributors.

As we develop new designs for 2010, we will focus on differentiating the product lines.  Mizati will be our high end line with designs in one piece molds, as well as off-road designs.  We hope to develop a smaller line to include 17” wheels.  Hero will be all chrome, one-piece wheels whose styles reflect current trends in the industry.  Zati line will be composed mainly of painted wheels which allow consumers to color match wheels to their vehicle.  We have our first 2010 new wheel design, “Carlos” under the Mizati line, arrived in our warehouse during end of March 2010 and has been selling to customers.

Sales Cycle

Our sales tend to be seasonal in nature based on a nine month sales cycle.  Industry sales usually ramp up in February and begin to slow down in October.  This is due in large part to the annual SEMA show in November where distributors are eager to see and place orders for next year’s lines.  In addition, increment weather in late fall and winter reduces demand for aftermarket wheels.  The introduction of new products coincides with the industry wide “nine month sales cycle”.

Distribution

We distribute our products through wheel and tire distributors both nationwide and internationally.  Through our distribution network, products are available for retail purchase at wheel stores as well as some of the major tire stores including Firestone, America’s Tire, Les Schwab Tire Center and Discount Tires.  Geographically, the largest markets for our products are Southern California, Texas and Florida.  Our five largest distributors are spread over the following regions: Texas, North Carolina, California, and Mexico.  We have established distribution of our products in several regions of the United States.

We currently have  650 distributors that sell our products.   Our top five distributors based on total sales for 2009 are Rent A Wheel: $138,573, ETI: $91,847, Coast to Coast: $49,491, L.A. Tire & Chrome: $29,026, and Pacific Tire: $27,666.  As a total percentage of 2009 sales, these top five distributors composed the following, respectively: 23%, 15%, 8%, 5%, and 5%.  Our top five distributors based on total sales for 2008 are ETI: $374,720,  Rent A Wheel: $232,611, Southern Wheel Distributors: $151,612, Performance Wheel Styles, $122,558, and Mobile Entertainment: $119,892.  As a total percentage of 2008 sales, these top five distributors composed the following, respectively: 15%, 10%, 6%, 5%, and 5%.  As we hope to have an outside sales force nationwide over the next couple years, we hope to be able to penetrate into new markets.  Currently due to the uncertainties in our economy, we do not have any outside sales force in place.  To accomplish these goals, we will place an aggressive sales commission program through increased commission percentage from the conventional 1% to 3%-5%.  The commission percentage will increase progressively based on dollar amount of sales.  The higher the dollar amount of sales, the higher the commission rate will be, although, there is no guarantee that we will have sufficient funds to launch those marketing efforts in the timeframe as set forth above.  Again, we may not be able to implement an “aggressive” commission system unless our customers are willing to pay more for our products to cover the cost.

Our revenue base is diversified in that no distributor makes up the majority of our revenues.  It is spread relatively evenly across our total distributor base.  This revenue mix ensures that the loss of a key account would not adversely impact our total revenue.

Manufacturing

We work with four separate manufacturing facilities in China which are located in Jiang Su and the Nanjin provinces.  Our four manufacturing partners are Nanjing Huashun Co. Ltd, Jiangsu Kaite Auto Parts Co. Ltd, Max Fung Trading Co., and Jiangsu Dare World Light Alloy Co. Ltd.  This allows for redundancy in the event that one manufacturer is unable to timely manufacture our products.   Orders are generally delivered to our warehouse within 45 days of order placement.  New wheel designs can take up to 75 days for shipment due to the time it takes for mold design.

We do not face the risk of limited supply with our raw input materials, but are subject to fluctuations in the price of materials.  In the past we have been able to negotiate terms with our manufactures that allow us to lock in a set price for the year.  In order to lock in prices, we have historically made volume commitments to our manufacturing partners.  In late 2007, China signed a memorandum rescinding a raft of tax breaks and subsidies.  As a result of this, along with higher raw material prices, our manufacturing partners in China did not allow us to lock in prices for 2008.  Accordingly, our production costs are subject to market fluctuations.  These trends do not affect us exclusively, but rather the industry as a whole.  We have established strong relationships with all of our manufacturing partners and expect these partnerships to continue for the long term.

Trademark/Brand Recognition

Brand identity is the key to success in the wheel industry.  We are a young company that has worked hard to develop a strong brand name through the introduction of high quality products, a robust product pipeline, strategic marketing campaigns, and solid relationships with distributors.  As we launch new marketing initiatives in fiscal year 2010, we hope to enhance our brand awareness by building a completely new website with lot of flash images, also with wheel visual capabilities features.  We also hope to build and grow our contact and networking on facebook, free posting for our customers’ vehicles with Mizati wheels on it.  We also hope to participate in local community  auto show and little league sport games by sponsoring them with sweaters with our logo on it.  Due to the low buying capabilities from our customers from the beginning of year 2010, it does not justify to launch any marketing plan to promote brand recognition.

Competitive Landscape

The Specialty Automotive Equipment market is highly fragmented with small private companies.  Notable private competitors include Giovanna Wheels ™, Asanti Wheels ™, and Lexani Wheels ™.  Competition in this market revolves around price, quality, reliability, styling, product features, and warranty.  Pricing of competitors products tends to be slightly higher than ours.  At the dealer level, competition is based mainly on sales and marketing support programs, such as financing and cooperative advertising.  Giovanna Wheels ™, Asanti Wheels ™, and Lexani Wheels ™ possess stronger financial capabilities, deeper distribution channels, and strong brand awareness which in turn provide formidable competition for a young company the size of Mizati which does not possess similar financial resources.

Industry Regulations/Standards:

Industry guidelines and regulations are established through Congress and monitored by the National Highway Traffic Safety Administration (NHTSA) under the umbrella of the Department of Transportation (DOT).  In response to the Firestone/Ford sport utility vehicle tire recalls, Congress enacted the Transportation, Recall Enhancement, Accountability, and Documentation (TREAD) Act, on November 1, 2000.  TREAD required the NHTSA to multiple rulemaking actions in a variety of areas including tire safety standards.  The DOT develops, promotes, and implements effective educational, engineering, and enforcement programs directed toward ending preventable tragedies and reducing safety-related economic costs associated with vehicle use and highway travel.  We are in compliance with DOT regulations regarding our wheels.

Governmental Operations

Our business is affected by numerous laws and regulations.  To ensure that our operations are conducted in full and substantial regulatory compliance, as part of our current internal procedures and policies, we verify and ensure that the manufacturing process of all our suppliers in China had obtained ISO 9000/9001 certification.  They had also passed the Quality Standard TS16949-2002 and Testing Standard USA SEA J2530 or Japan JWL (VIA).  Trade and product safety are governed by the DOT.  Upon placing orders with our manufacturing suppliers, we ensure that all our products are produced based on standards as set forth by the DOT of the U.S.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations, and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the automotive industry. We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.

Research and Development

We do not have a budget specifically allocated for research and development purposes. Our research costs are minimal.  We initiate design ideas in-house among our creative team, select what we believe are the best ones, and collaborate with our design team in China to create a final sketch.  Our design team there works closely with our manufacturing partners to create a sample product.  After we approve a physical sample design, we move forward with production.  Because our in-house design team fits the demographic profile of our customers, we feel we have been able to create innovative wheel designs that both reflect current trends and fashions while still appealing to our target consumer’s desire for individuality.

Employees

As of December 31, 2010 we had three full time employees.

ITEM 1A. Risk Factors

Not applicable because we are a smaller reporting company.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We maintain our current principal office at 19929 Harrison Ave., Walnut, CA 91789.  Our telephone number at this office is (909) 839-5118.  Our current space consists of approximately 8,460 square feet of office and warehouse space that is leased by the Company.  Prior to relocating to the current address in March 2009, our principal office was located at Pomona, California.

ITEM 3.  Legal Proceedings

On February 2, 2009, Spanish Broadcasting System Inc. aka Spanish Broadcasting Systems, Inc. dba KXOL adba KXOL Latino 96.3 FM (the “Plaintiff”), filed a complaint in the Los Angeles County Superior Court, Beverley Hills Courthouse for reasonable value, account stated, and open book account for commercial advertisement performed by KXOL, seeking damages of $12,200, with interest thereon at the rate of ten percent (10%) per annum from October 28, 2007.  The Company disputed Plaintiff’s entitlement to amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement.  On March 17, 2009, judgment was entered against the Company.  The Company settled the judgment for the principal amount of $12,000, with the Plaintiff waiving its claims for attorney’s fees, interest, and costs.  The Company’s former legal counsel had cleared such payment for the Company.  The $12,000 was recorded as other payable on the balance sheet as of December 31, 2010 and December 31, 2009, and “Marketing expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009.

On February 20, 2009, Dare Wheel Manufacturing Co., Ltd. (the “Plaintiff”), one of the Company’s major vendors in China, filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for open book account, account stated, and goods, wares and merchandise, seeking damages of $716,900, with interest thereon at the rate of ten percent (10%) per annum from March 10, 2008.  On April 15, 2009, defendant removed the state court action to the United States District Court for the Central District of California.  On December 14, 2009, the United States District Court for the Central District of California issued a dismissal without prejudice.  The dismissal without prejudice was granted by the court to allow the Plaintiff to proceed with the action in a proper forum.  It is highly uncertain regarding whether the plaintiff would choose to pursue this claim in another forum.  As of December 31, 2010 and 2009, the $716,900 was recorded in accounts payable owed to the Plaintiff as recorded on the balance sheet, and was already recorded in inventory cost which therefore did not impact the statement of operations for the year then ended.

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

On June 3, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for alleged damage for breach of lease in the amount of $41,038, and for attorney’s fees and costs according to proof.  This case is subject to a conditional settlement that calls for a dismissal of the case no later than May 15, 2012.  The total value of the settlement is $29,000.  An initial payment of $2,000 is due on February 28, 2010.  The settlement calls for the remainder to be paid in increments of no less than $1,000 due at the end of each month for twenty-three (23) consecutive months, starting on March 31, 2010 and concluding February 28, 2012.  Additionally, there is a $4,000 balloon payment due March 31, 2012 upon the conclusion of payments on February 28, 2012.  This balloon payment will be discounted if the final payment is made prior to February 28, 2011.  The discount shall be $200 for number of months between the early final payment date and the date of February 2012 and the adjusted payment shall be paid the month following the actual final payment date.  In the event of default on a payment by more than 3 days, the Company shall be liable for $41,038 less previous payments and subject to the maximum rate of interest allowed by law.  Currently we are in compliance with the payment arrangements.  Our first payment of $2,000 was made on February 16, 2010 before it was due on February 28, 2010.  We paid $1,000 each month during the year 2010.  The initial $29,000 was recorded as “Rent expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009, and other payable on the balance sheet as of December 31, 2009, with $12,000 due within one year recorded under current liabilities and $17,000 due over one year recorded under long-term liabilities.  As of December 31, 2010, $12,000 due within one year was recorded in Other Payable under current liabilities and $5,000 due over one year was recorded under long-term liabilities.

Other than stated above, there are no material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.   (Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Pink Sheets under the symbol “MZTA”.  There can be no assurance that a liquid market for our securities will ever develop.  Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on the Pink Sheets:

Closing Bid Prices
Fiscal Year Ended December 31, 2010
	High ($)	Low($)

1th Quarter (January 4 – March 31):	NONE	NONE

2rd Quarter (April 1 – June 30):	0.14	0.04

3nd Quarter (July 1 – September 30):	1.12	0.02

4st Quarter (October 1 – December 31):	0.02	0.012

Performance Graph

We are a “smaller reporting company” and, as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since March 1, 2006, Hazel Chu, our Chief Executive Officer of Mizati has had an oral employment contract with the Company which provided for a salary of up to $240,000 per year. Based on the financial condition of the Company, Ms. Chu agrees to receive smaller portion of the salary; therefore, Ms. Chu was paid $500 and $9,800 in 2010 and 2009, respectively, with $230,980 and $110,200 recorded as accrued expense as of December 31, 2010 and 2009, respectively.  Ms. Chu will continue to adjust her annual salary based on the Company’s operation results without harming its cash flows.

On January 13, 2006, January 18, 2006, and January 18, 2008, Company’s President and Chief Executive Officer loaned the Company $300,000, $123,300, $60,000, respectively, in exchange for promissory notes for a period of ten (10) years, bearing interest at various floating interest rates from 0% to 10% per annum.  The Company recorded interest expense of $14,948 on these notes for the years ended December 31, 2010 and 2009, respectively.  The total unpaid principal balance was $382,601 as of December 31, 2010 and 2009, respectively.  In 2010, the Company borrowed additional $40,180 from the Company’s President and Chief Executive Officer with no written agreement, bearing no interest, and no specific due date.  The total unpaid principal balance was $100,000 as of December 31, 2010.

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

On July 09, 2008, 621,185 shares were issued to Ms. Chu at $0.00016 per share in the period between the two stock-splits (or 2,525 shares at $0.04 per share prior to the forward stock-split on July 24, 2008 and the reverse stock-split on June 11, 2010), which was the fair market value on the date of issuance.  The total value of such shares was $99.39.  These shares were issued to compensate Ms. Chu for her services provided to the Company.

On July 30, 2009, due to an administrative error in 3,572 shares initially intended to be issued to our original thirteen shareholders for professional and administrative services previously provided to the Company, which turned into 878,761 shares (or 35,150,433 shares prior to the reverse stock-split on June 11, 2010) due to a 9840.546697 for 1 forward stock-split that mistakenly occurred earlier than scheduled (see Note 12).  Our President & CEO cancelled and returned 546,663 shares (or 21,866,527 shares prior to the reverse stock-split on June 11, 2010) to the Company on July 30, 2009 and additional 63,818 shares (or 2,552,698 shares prior to the reverse stock-split on June 11, 2010) on May 11, 2010 with no consideration being exchanged.

On February 22, 2011, the Company entered into a Debt Conversion Agreement with Ms. Hazel Chu, the Company’s President and Chief Executive Officer to convert $100,000 of the loan from Ms. Chu into 8,333,333 shares of the Company’s common stock, or $0.12 per share, the market price quoted on the date of conversion.  Such conversion was approved by the Board of Directors of the Company.  Pursuant to the debt conversion, the advances from Ms. Chu decreased to $322,781, while Ms. Chu owns 9,008,465 shares of the Company common stock, or 91.174%.

Dividends

We have not paid cash dividends on any class of common equity since formation.

ITEM 6.   Selected Financial Data

We are a “smaller reporting company” and, as such, are not required to provide this information.

ITEM 7.   Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This Annual Report includes forward-looking statements. Generally, the words “believes ”, “anticipates”, “ may ”, “ will ”, “ should ”, “ expect ”, “ intend ”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

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

Critical Accounting Policies

A summary of significant accounting policies is included in Note 3 to the financial statements for the year ended December 31, 2010.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

Results of Operations for the Year Ended December 31, 2010 as compared to the Year Ended December 31, 2009:

We present the table below to show how the operating results have changed for the years ended December 31, 2010 and 2009.  Next to each period’s results of operations, we provide the relevant percentage of total revenues for comparing the relative change in revenues and expenses.

	For The Years Ended December 31,
	2010		2009
NET REVENUE	$241,248	100%	$601,618	100%
COST OF GOODS SOLD	171,302	71%	557,304	93%
GROSS PROFIT	69,946	29%	44,314	7%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages	162,952	68%	206,368	34%
Professional services	124,640	52%	320,066	53%
Rent expenses	85,843	36%	141,380	23%
Rent expense accrued for litigation settlement	-	0%	29,000	5%
Marketing expense accrued for litigation settlement	-	0%	12,000	2%
Other selling, general and administrative expenses	83,991	35%	174,636	29%

Total Selling, General and Administrative Expenses	457,427	190%	883,450	147%
LOSS FROM OPERATIONS	(387,481)	-161%	(839,136)	-139%
OTHER INCOME (EXPENSE)
Other income	4,777	2%	-	0%
Interest expense, net of income	(56,593)	-23%	(88,732)	-15%
Total Other Expense	(51,816)	-21%	(88,732)	-15%
Income tax	800	0%	800	0%
NET LOSS	$(440,096)	-182%	$(928,668)	-154%

Comparison of the years Ended December 31, 2010 and 2009

Sales.    Sales decreased $360,370 or 60% to $241,248 in the years ended December 31, 2010, compared to $601,618 for the years ended December 31, 2009.  The decrease in sales is primarily attributable to a significant decrease in both sales volume and sales price reduction triggered by a sustained cyclical downturn in the U.S. market.  Demand for aftermarket wheels has slowed as consumers’ purchasing power has weakened.  In addition, we were undergoing huge price pressure from our competitors since 2009, which had adverse impact on our sales price.

Gross Profit.     As a percentage of revenue, gross margin increased to 29% for the year ended December 31, 2010 as compared to 7% for the year ended December 31, 2009.  The increase of gross margin was mainly derived from the sale of inventories that have been fully written down below cost at the close of the prior fiscal year due to slow-moving and obsolescence.  Cost of those inventories sold during the current year was approximately $58,971 prior to the write down.  The additional reserve in the amount of $31,120 for inventory slow-moving and obsolete items recorded for the year ended December 31, 2009 also caused its lower gross margin.  The additional inventory reserve was a result of more product types aging in our inventory for approximately a year with none or limited sales activities.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses ("SG&A") consist principally of professional services, rent expenses, salaries and wages, and other general corporate activities.  The amount decreased by $426,023 or 48% from $883,450 for the year 2009 to $454,427 for the year 2010.  As a percentage of sales, our SG&A increased to 190% for the year 2010 as compared to 147% for the prior year.  The increase in the balance of SG&A was primarily due to the following:

(1)
Decrease of $195,426 in professional services from $320,066 for the year 2009 to $124,640 for the year 2010, or a 61% decrease.  The higher professional service expenses incurred in 2009 were mainly due to payments for professional services related to the effectiveness of the Company’s registration statement on Form 10.  Professional accounting service expense decreased by $29,224, legal service expense decreased by $27,322, and investor relations service expense decreased by $140,879 from the year 2009 to 2010.

(2)
Decrease in salary and wages by $43,416 from $206,368 for the year 2009 to $162,952 for the year 2010, a 21% decrease.  The decrease was mainly because the base monthly salary for the Company’s CEO had been adjusted to $10,000 per month as determined during the fourth quarter of 2009, which was still within the limit of the maximum of $240,000 per year as orally agreed upon between the Company and the CEO since March 1, 2006, even though she agreed to defer the payment of salary.

(3)
Rent expenses decreased by $55,537 from $141,380 for the year 2009 to $85,843 for the year 2010, a 39% decrease.  In March 2009, corresponding to the Company’s cash flow management strategy and the expectation of lower demand for warehouse space, the Company terminated the prior lease contract for approximately 33,400 square feet of office and warehouse space, and moved to the current location which occupies 8,460 square feet of total space.  Monthly rent expense was reduced from $28,232 per month to approximately $6,430 per month accordingly, resulting in the decrease in rent expense.

(4)
Other SG&A expenses decreased by $90,644 from $174,636 for the year 2009 to $83,992 for the year 2010, a 52% decrease.  The decrease was primarily attributable to the Company’s cost reduction strategy and declining sales, resulting in decreases in temporary labor expense by $31,111 and shipping and handling charges by $17,487 from the year 2009 to the year 2010.  Bad debt expense also decreased by $11,970 due to the significant decrease in sales for the year 2010.

Loss from Operations.    Loss from operations decreased $451,655 or 54%, to ($387,481) for the year ended December 31, 2010 compared to ($839,136) for the year 2009.  As a percentage of sales, loss from operations increased to 161% for the year 2010 as compared to 139% for the year 2009.  The decrease in loss from operations was primarily due to the decrease in SG&A expenses, partially offset by the increase in gross profit as discussed above.

Liquidity and Capital Resources

The following summarizes the key components of the Company's cash flows for the years ended December 31,

	2010	2009
Net cash used in operating activities	$(144,161)	$(43,772)
Net cash used in investing activities	(2,000)	-
Net cash provided by (used in) financing activities	66,217	(12,711)
Net decrease in cash and cash equivalents	$(79,944)	$(56,483)

The Company’s net cash used in operating activities was adversely affected by net loss of ($440,097) in the year ended December 31, 2010 and ($928,668) in the year ended December 31, 2009.  The significant decrease in the reduction of inventory in the amount of $67,483 for the year ended December 31, 2010 as compared to $365,197 for the year 2009 signaled declines of cash inflows.  Those effects were partially offset by decrease in prepaid expense and other current assets of $35,332, and increase in accounts payable of $23,664 for the year ended December 31, 2010 as compared to increase in prepaid expense and other current assets of $56,462 and decrease in accounts payable of $19,951 for the year ended December 31, 2009, respectively.

In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%, which was approximately 7.00-10.00% per annum.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $89,538 and $90,000 at December 31, 2010 and 2009, respectively.

In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest is payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the previous line of credit.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point.  On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment. On February 17, 2010, due to the tight cash flows from the plummeting sales and in order to preserve liquidity, the Company negotiated with East West Bank on revising the terms of the loan to agreeing that the Company will repay $1,500 of principal plus accrued unpaid interest each month starting March 2010 and $254,195 on August 31, 2010 as one principal and interest payment. On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment.  Total unpaid principal balance of the business loan and the line of credit at December 31, 2010 and 2009 was $247,519 and $266,019, respectively.

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

In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points.  Total unpaid principal balance at December 31, 2010 and 2009 was $45,000 and $0, respectively.

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

The Company may in the future borrow additional amounts under new credit facilities or enter into new or additional borrowing arrangements.  We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including launching marketing initiatives, purchase inventory, acquisitions, and for working capital.  The largest shareholder and Chief Executive Officer of the Company has orally pledged to provide financing to the company should it require additional funds.  Any necessary additional funds from the largest shareholder and Chief Executive Officer of the Company should include also the consideration of satisfying our obligations under the legal settlement discussed in Note 13.

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

Material Commitments

In January 2008, we entered into a lease contract with Mission BP, LLC, under which we will lease approximately 33,400 square feet of office and warehouse space located in Pomona, California.   The lease contract provided a term of 60 months, commencing in March 2008 and ending February 2013.  Rental obligations will be payable on a monthly basis.  In March, 2009, the Company terminated the lease and entered into settlement with Mission BP, LLC.  Two litigations were filed by Mission BP, LLC after the termination as stated in Note 13 of the financial statements for December 31, 2010.

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

Future minimum lease payments due subsequent to December 31, 2010 under all non-cancelable operating leases for the next five years are as follows:

As of December 31,	Amount
2011	$73,434
2012	60,912
2013	-
2014	-
2015	-
Thereafter	-

Total minimum lease payments	$134,346

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” and, as such, are not required to provide this information.

ITEM 8.  Financial Statements

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of the fiscal quarter covered by this Annual Report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework similarly set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of December 31, 2010 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption rules for smaller reporting companies, which require the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

(a)  Identification of Directors and Executive Officers.

Our officers and sole director are as follows:

Name	Age	Position

Hazel Chu	49	Founder, President, Chief Executive Officer and Chief Financial Officer
Quynh Phan	43	Secretary

Ms. Hazel Chu is the Company’s Founder, President, Chief Executive Officer and Chief Financial Officer.  Prior to founding the Company in 2001, Hazel gained managerial experience working for an importer and wholesaler of automotive goods.  Ms. Chu received a degree in Accounting from California State University, Los Angeles. Ms. Chu has served on the Company’s board of directors since January, 2001.

Quynh Phan serves as Mizati’s corporate secretary.  She has worked as a systems analyst for over fifteen years in both the private and public sectors, including the Company, the City of Los Angeles, and other private entities.  Ms. Phan has played a fundamental role in creating the network and communication structure for the Company since she joined the Company in 2001.  She has implemented an efficient logistics system that allows our sales department to place orders with our manufacturing partners in China with minimal lag time, and established our inventory management system.  She also has been working for City of Los Angeles for the past 5 years in the capacity of “senior system analyst”.  Her job function mainly included to deal to new software understanding, to support certain department with software issues, and to support certain hardware co-ordination. She has a computer science degree from Cal State University in Los Angeles, California.

(b)  Significant Employees.  None.

(c)  Family Relationships. None.

(d)  Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(d) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate.  The Company intends to continue to search for a qualified individual for hire.

ITEM 11.  Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hazel Chu,	2010	120,000	-		-	-	-	120,000
President, CEO and CFO (1)	2009	120,000						120,000

Quynh Phan,	2010	-	-		-	-	-	0
Secretary	2009	-						0

(1)	Refer to Employment Contract as described below.

Currently, Mizati does not have a qualified retirement plan in place.  The Company will eventually implement a 401(k) plan for eligible employees.

Compensation of Directors

The members of the board of directors do not receive any compensation for being members of the board of directors.

Employment Contract

Since March 1, 2006, Hazel Chu, our Chief Executive Officer of Miazti has had an oral employment contract with the Company for a salary of up to $240,000 per year. Based on the financial condition of the Company, Ms. Chu agrees to receive smaller portion of the salary; therefore, Ms. Chu was paid $500 in 2010 and $9,800 in 2009, with $230,980 and $110,200 recorded as accrued expense as of December 31, 2010 and 2009, respectively.  Ms. Chu will continue to adjust her annual salary based on the Company’s operation results without harming its cash flows.

We do not have employment contract with Ms. Quynh Phan.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners.

The following table sets forth, as of April 15, 2010, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

Name and Address	Shares of Common Stock		Percentage of Class (5)

Hazel Chu (1)	9,008,465	(2)	91.174%
19929 Harrison Avenue
Walnut, CA 91789

Quynh Phan (3)	48,262	(4)	0.489%
19929 Harrison Avenue
Walnut, CA 91789

(1)	Hazel Chu is the President and Director of the Company.
(2)
Includes all shares with respect to which Ms. Chu has the right to acquire beneficial ownership.  Ms. Chu cancelled 63,818 shares (or 2,552,698 shares prior to the reverse stock-split on June 11, 2010) on May 11, 2010 pursuant to the administrative error occurred in 2008 (see Note 11), which reduced her percentage of beneficial ownership to 43.637% subsequent to the cancellation of shares.  On February 22, 2011, Ms. Chu agreed to convert $100,000 of her loan due from the Company into 8,333,333 shares of the Company’s common stock.

(3)	Quynh Phan is the Secretary of the Company.
(4)	Includes all shares with respect to which Ms. Phan has the right to acquire beneficial ownership.
(5)	Based on 9,880,502 shares of common stock outstanding as of April 15, 2010 subsequent to the reverse stock-split on June 11, 2010.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Since March 1, 2006, Hazel Chu, our Chief Executive Officer of Mizati has had an oral employment contract with the Company which provided for a salary of up to $240,000 per year. Based on the financial condition of the Company, Ms. Chu agrees to receive smaller portion of the salary; therefore, Ms. Chu was paid $500 and $9,800 in 2010 and 2009, respectively, with $230,980 and $110,200 recorded as accrued expense as of December 31, 2010 and 2009, respectively.  Ms. Chu will continue to adjust her annual salary based on the Company’s operation results without harming its cash flows.

On January 13, 2006, January 18, 2006, and January 18, 2008, Company’s President and Chief Executive Officer loaned the Company $300,000, $123,300, $60,000, respectively, in exchange for promissory notes for a period of ten (10) years, bearing interest at various floating interest rates from 0% to 10% per annum.  The Company recorded interest expense of $14,948 on these notes for the years ended December 31, 2010 and 2009, respectively.  The total unpaid principal balance was $382,601 as of December 31, 2010 and 2009, respectively.  In 2010, the Company borrowed additional $40,180 from the Company’s President and Chief Executive Officer with no written agreement, bearing no interest, and no specific due date.  The total unpaid principal balance was $100,000 as of December 31, 2010.

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

In July 2009, the promissory note with the Secretary of the Company in the amount of $6,000 was renewed in writing and extended to March 1, 2012, and was recorded as subscription receivable as of December 31, 2010 and 2009.

On July 30, 2009, due to an administrative error in 3,572 shares initially intended to be issued to our original thirteen shareholders for professional and administrative services previously provided to the Company, which turned into 878,761 shares (or 35,150,433 shares prior to the reverse stock-split on June 11, 2010) due to a 9840.546697 for 1 forward stock-split that mistakenly occurred earlier than scheduled (see Note 12).  Our President & CEO cancelled and returned 546,663 shares (or 21,866,527 shares prior to the reverse stock-split on June 11, 2010) to the Company on July 30, 2009 and additional 63,818 shares (or 2,552,698 shares prior to the reverse stock-split on June 11, 2010) on May 11, 2010 with no consideration being exchanged.

Promoters and Certain Control Persons

None.

Conflicts of Interest

None.

ITEM 14.  Principal Accountant Fees and Services

Public Accounting Fees

The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	$33,500	$30,000
Audit Related Fees	$3,000	$3,000
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees were for professional services rendered by KCCW for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by KCCW in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit related fees consist of services by KCCW that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  This category includes accounting consultations on transaction and proposed transaction related matters.  We incurred these fees in connection with registration statements, financing, and acquisition transaction.

KCCW did not bill any other fees for services rendered to us during the years ended December 31, 2010 and 2009 for assurance and related services in connection with the audit or review of our financial statements.

Pre-Approval of Services

The Board of Directors appoints the independent accountant each year and pre-approves the audit services.  The Chairman of the Board is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Board members of such approval.

Audit of Financial Statements

During the years ended December 31, 2010 and 2009, KCCW was our principal auditor and no work was performed by persons outside of KCCW.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements are set forth under the “F” pages of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIZATI LUXURY ALLOY WHEELS, INC.

Date: April 15, 2011	By:	/s/ Hazel Chu
Hazel Chu President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

MIZATI LUXURY ALLOY WHEELS, INC.
INDEX TO FINANCIAL STATEMENTS
December 31, 2010

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mizati Luxury Alloy Wheels, Inc.:

We have audited the accompanying balance sheets of Mizati Luxury Alloy Wheels, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockhold’rs' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Comp’ny's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mizati Luxury Alloy Wheels, Inc. as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 of the financial statements, the Company has incurred recurring losses and has a stockholders’ deficit at December 31, 2010 and 2009.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 25, 2011

KCCW Accountancy Corp. 22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

MIZATI LUXURY ALLOY WHEELS, INC.
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$17,516	$97,460
Accounts receivable, net of allowance for doubtful account of $91,052 and $98,636, respectively	5,049	8,179
Prepaid expenses and other current assets	36,112	71,444
Inventory, net	48,114	142,743
Total Current Assets	106,791	319,826

Property and Equipment, net	2,346	8,570
Other Assets	6,977	6,977
TOTAL ASSETS	$116,114	$335,373

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,643,664	$1,620,000
Accrued expenses	304,252	162,947
Advance from related party	40,000	-
Line of credit	474,056	448,019
Other payable	25,587	24,000
Notes payable-current portion	400,000	400,000
Total Current Liabilities	2,887,560	2,654,966

Long Term Liabilities
Advance from related party	382,781	382,601
Other liabilities	8,280	20,215
Total Long Term Liabilities	391,061	402,816

Total Liabilities	3,278,621	3,057,782

STOCKHOLDERS' DEFICIT
Preferred stocks; $0.0001 par value, 5,000,000 shares authorized and 0 share issued and outstanding	-	-
Common stocks; $0.0001 par value, 200,000,000 shares authorized, and 1,547,169 and 1,610,887 shares issued and outstanding, respectively	155	162
Additional paid in capital	775,725	775,718
Subscription receivable	(6,000)	(6,000)
Accumulated deficit	(3,932,385)	(3,492,289)
Total Stockholders' Deficit	(3,162,505)	(2,722,409)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$116,116	$335,373

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2010	2009
NET REVENUE	$241,248	$601,618

COST OF GOODS SOLD	171,302	557,304

GROSS PROFIT	69,946	44,314

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages	162,952	206,368
Professional services	124,640	320,066
Rent expenses	85,843	141,380
Rent expense accrued for litigation settlement	-	29,000
Marketing expense accrued for litigation settlement	-	12,000
Other selling, general and administrative expenses	83,991	174,636
Total Selling, General and Administrative Expenses	457,427	883,450

LOSS FROM OPERATIONS	(387,481)	(839,136)

OTHER INCOME (EXPENSE)
Other income	4,777	-
Interest expense, net of income	(56,593)	(88,732)
Total Other Expense	(51,816)	(88,732)

Income tax	800	800

NET LOSS	$(440,096)	$(928,668)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.28)	$(0.50)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OF OUTSTANDING	1,570,020	1,875,911

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT

			Additional			Total
	Number	Common Stock	Paid In	Subscription	Accumulated	Shareholders'
	Of Shares	Stock	Capital	Receivable	Deficit	Deficit

Balance December 31, 2008	1,710,550	$171	$418,109	$(6,000)	$(2,563,621)	$(2,151,341)

Common shares issues for services rendered and to be rendered	322,000	32	257,568	-	-	257,600

Common shares issues for debt settlement	125,000	13	99,988	-	-	100,000

Common shares returned and cancelled	(546,663)	(55)	55	-	-	-

Net loss	-	-	-	-	(928,668)	(928,668)

Balance December 31, 2009	1,610,887	161	775,719	(6,000)	(3,492,289)	(2,722,409)

Common shares returned and cancelled	(63,818)	(6)	6	-	-	-

Adjustments for fractional shares as a result of reverse split	100	0	(0)	-	-	-

Net loss	-	-	-	-	(440,096)	(440,096)

Balance December 31, 2010	1,547,169	$155	$775,725	$(6,000)	$(3,932,385)	$(3,162,505)

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(440,096)	$(928,668)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on reserve for inventory valuation	27,146	31,120
Depreciation and amortization	8,224	9,460
Bad debt expense	3,816	54,301
Shares issued for services performed	-	166,555
Security deposits surrendered for rent expense	-	56,464
Rent expense accrued for litigation settlement	-	29,000
Marketing expense accrued for litigation settlement	-	12,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(686)	54,465
Decrease (increase) in prepaid expense and other current assets	35,332	(56,462)
Decrease in inventory	67,483	365,197
Decrease in other assets	-	49,696
Increase (decrease) in accounts payable	23,664	(19,951)
Increase in accrued expenses and other liabilities	130,957	133,051
Net Cash Used In Operating Activities	(144,160)	(43,772)

Cash flows from investing activities:
Acquisitions of fixed assets	(2,000)	-
Net Cash Used In Investing Activities	(2,000)	-

Cash flows from financing activities:
Proceeds received from borrowing under lines of credit	45,000	-
Repayment of lines of credit	(18,963)	(12,000)
Repayments of notes payable	-	(711)
Proceeds received from notes and advance from related parties	180	-
Net Cash Provided By (Used In) Financing Activities	26,217	(12,711)

Net Decrease in Cash and Cash Equivalents	(119,943)	(56,483)

Cash and Cash Equivalents-Beginning of Period	97,460	153,943

Cash and Cash Equivalents-Ending of Period	$(22,483)	$97,460

Supplemental Disclosures
Income taxes paid	$800	$800
Interest paid – nonrelated parties	$30,465	$67,941
Interest paid – related party	$-	$14,948
Supplemental Disclosures of Non-cash Financing Activity
Shares issued for debt repayment	$-	100,000

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had accumulated deficit of $(3,932,386) and $(3,492,289) as of  December 31, 2010 and 2009, including net losses of $(440,097) and $(928,668) for the years then ended.  In addition, current liabilities exceeded current assets by $2,780,768 and $2,335,140 at December 31, 2010 and 2009, respectively.  These factors indicate that the Company may not be able to continue its business in the future.  The Company finances its operations by short term and long term bank borrowings with more reliance on the use of short-term borrowings as the corresponding borrowing costs are lower compared to long-term borrowings.  There can be no assurance that such borrowings will be available to the company in the future.

In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%, which was approximately 7.00-10.00% per annum.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $89,538 and $90,000 at December 31, 2010 and 2009, respectively.

In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest is payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the previous line of credit.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point.  On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment.  On February 17, 2010, due to the tight cash flows from the plummeting sales and in order to preserve liquidity, the Company negotiated with East West Bank on revising the terms of the loan to agreeing that the Company will repay $1,500 of principal plus accrued unpaid interest each month starting March 2010 and $254,195 on August 31, 2010 as one principal and interest payment.  On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment. Total unpaid principal balance of the business loan and the line of credit at December 31, 2010 and 2009 was $247,519 and $266,019, respectively.

In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  Total unpaid principal balance at December 31, 2010 and 2009 was $92,000.  This credit line is not subject to covenants that may restrict the availability of the funds.

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points.  Total unpaid principal balance at  and December 31, 2010 and 2009 was $45,000 and $0, respectively.

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

The Company may require additional funds and may seek to raise such funds though public and private financings or from other sources.  There is no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive.  Any necessary additional funds from the largest shareholder and Chief Executive Officer of the Company should include also the consideration of satisfying our obligations under the legal settlement discussed on Note 13.

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

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

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

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company’s management monitors both vendor and customer concentration figures.  For the year ended December 31, 2010, one customer accounted for 11% while one supplier accounted for 100% of purchases.  For the year ended December 31, 2009, one customer accounted for 15% of sales while one supplier accounted for 100% of purchases.

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

Income Taxes

The Company determined that due to its continuing operating losses, no income tax liabilities existed at  and December 31, 2010 and 2009.

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

Long Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144 (ASC 360), Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  Based upon management’s assessment, there was no impairment at  December 31, 2010 and 2009.

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

Advertising Costs

We expense advertising costs as incurred.  Advertising expenses were $4,499 and $3,717 for the years ended December 31, 2010 and 2009, respectively.

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At December 31, 2010 and 2009, there were no potentially dilutive securities.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Accounts receivable	$96,101	$106,815
Allowance for doubtful accounts	(91,052)	(98,636)

Accounts receivable, net	$5,049	$8,179

The Company had net accounts receivable of $5,049 and $8,179 at December 31, 2010 and 2009, respectively.  These amounts are net of allowance for doubtful accounts of $91,052 and $98,636 as of December 31, 2010 and 2009, respectively.

NOTE 6 – INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Finished goods	$87,738	$214,192
Reserve for slow-moving and obsolete inventories	(39,624)	(71,449)

Inventories, net	$48,114	$142,743

The Company had inventories of $48,114 and $142,743 at December 31, 2010 and 2009, respectively.  Included in these balances at December 31, 2010 and 2009 are reserves for slow-moving and obsolete inventory of $39,624 and $71,449 as of December 31, 2010 and December 31, 2009.  In the year ended December 31, 2010, $58,971 of recovery of reserve for inventory valuation reduced in Cost of Good Sold due to the sales of inventory items previously identified and reserved for slow-moving and obsolete.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009	Useful Lives
Automobiles	$25,676	$25,676	5 years
Furniture and fixtures	16,897	16,897	10 years
Software	10,735	10,735	3 years
Office Equipment	2,000	-	3 years
	55,308	53,308
Less: Accumulated depreciation	(52,962)	(44,738)

Property and equipment, net	$2,346	$8,570

Depreciation expense related to property and equipment amounted to $8,224 and $9,460 for the years ended December 31, 2010 and 2009, respectively.

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – LINES OF CREDIT

Lines of credit consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
(a) Line of credit, Citibank	$89,537	$90,000
(b) Line of credit, East West Bank	247,519	266,019
(c) Line of credit, Bank of America	92,000	92,000
(d) Line of credit, Rabobank	45,000	-
Total	$474,056	$448,019

(a) In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $89,537 and $90,000 at December 31, 2010 and 2009, respectively.

(b) In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest was payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the line of credit, with extra proceeds of $40,000 upon execution of the loan agreement.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point. On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment. On February 17, 2010, the loan was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 7 consecutive months starting February 15, 2009 and $254,195 on August 31, 2010 as one principal and interest payment On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment.  Total unpaid principal balance of the business loan and the line of credit at December 31, 2010 and 2009 was $247,519 and $266,019, respectively.  The business loan had personal guaranty provided by the President & Chief Executive Officer of the Company, and was collateralized by a property jointly owned by the President & Chief Executive Officer and the Secretary of the Company.  This loan is not subject to covenants that may restrict the availability of the funds.

(c) In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  Under the terms of the credit agreement, the interest rate was 10.5% per annum upon execution of the agreement.  The interest is adjusted every January 1, April 1, July 1, and October 1.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  The loan had a personal guaranty from the President and Chief Executive Officer of the Company, as well as the Company’s assets, with an expiration date in February 2015.  Total unpaid principal balance at December 31, 2010 and 2009 was $92,000.

(d) In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points.  Total unpaid principal balance at December 31, 2010 and 2009 was $45,000 and $0, respectively.

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Note payable, individual loan	$400,000	$400,000
Total notes payable	$400,000	$400,000

In December 2007, the Company entered into a promissory note with a private individual.  The promissory note for $200,000 has a term of 12 months, automatically renews annually, is unsecured and bears interest at 10% per annum.  In July 2008, the Company borrowed another $200,000 from this individual that is unsecured with the same term, and bears interest at 12% per annum.  The Company entered into an agreement with the private individual for a amended interest at 3% per annum for the year ended December 31, 2010.  The loan balance was $400,000 at December 31, 2010 and 2009.

NOTE 10 – ADVANCES FROM RELATED PARTIES

On January 13, 2006, January 18, 2006, January 18, 2008, August 6, 2010 and September 16, 2010, the Company’s President and Chief Executive Officer loaned the Company $300,000, $123,300, $60,000, 15,000 and 10,000 respectively, in exchange for promissory notes for a period of ten (10) years, bearing interest at various floating interest rates from 0% to 10% per annum.  The Company recorded interest expense of $14,948 on these notes for the years ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, the Company’s President and Chief Executive Officer loaned the Company additional $40,180 with no written loan agreement, no interest or collateral, and due on demand.  The total unpaid principal balance was $422,781 and $382,601 as of December 31, 2010 and 2009, respectively.

Future maturities due under notes payable from related parties as of December 31, 2010 are as follow

As of December 31,	Amount
2011	$40,180
2012	-
2013	-
2014	-
2015	-
Thereafter	382,601
Total future maturities	$422,781

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

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

Shares Issued in Lieu of Promissory Notes

In March 2006, the Company’s Board of Directors authorized the Company to sell and issue common shares 3,998 common shares at $8.1298 per share (or 162,500 shares at $0.20 per share prior to the reverse stock-split on June 30, 2008 and the reverse stock-split on June 11, 2010) for an aggregate amount of $32,500.  Those shares were issued to nine of the Company’s officers and employees at that time, including 738 shares (or 30,000 shares prior to the reverse stock-split on June 30, 2008 and the reverse stock-split on June 11, 2010) to the Secretary of the Company.  The purpose of those stock issuances was primarily to motivate employees and increase their loyalty to the Company by inviting them to participate into the Company’s equity and become shareholders.  The Company obtained three-year full recourse promissory notes bearing interest at 8.0% as consideration for the common shares issued which have been reflected as a stock subscription receivable at December 31, 2008.  As of December 31, 2008, no principal payments had been received on the promissory notes.  As of March 2009, except for the Secretary of the Company, the other eight employees were no longer with the Company.  After performing collection efforts, and even though the notes state that the undersigned parties of the notes agreed to remain bound notwithstanding any extension, modification, waiver, or other indulgence or discharge or release of any obligor hereunder, due to the high uncertainty of payment collection from the eight former employees, the balance of $26,500 was written off and recorded as other expense for the year ended December 31, 2008.  In July 2009, the promissory note with the Secretary of the Company in the amount of $6,000 was renewed in writing and extended to March 1, 2012, and was recorded as subscription receivable as of December 31, 2010 and 2009.

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

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

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

Also in February 2009, the Company entered into a written service agreement with Mr. Chuang for services of searching new investors and funding resources for the Company during the period from February 2009 to February 2012.  Compensation for such service was agreed at $100,000 which shall be paid in the Company’s common shares upon entering into the agreement.  Both parties agreed that the shares issued should be returned to the Company without recourse for nonperformance of the services.  On February 11, 2009, the Company issued 125,000 shares at $0.80 per share (or 5,000,000 shares at $0.02 per share prior to the reverse stock-split on June 11, 2010), the fair market value on the date of performance commitment, upon entering into the agreement.  As agreed, 50,000 shares (or 2,000,000 shares prior to the reverse stock-split on June 11, 2010) should be returned to the Company if the amount of new funding through such service is less than $150,000 by the end of the service period, whereas all 5,000,000 shares should be returned to the Company if less than $120,000.  Immediately after the above two share issuances, Mr. Chuang owned 11.59% of the Company’s common shares.  The $100,000 was initially recorded as prepaid expense, of which $63,888 and $30,556 was expensed during  the years ended December 31, 2010 and 2009, leaving the remaining $36,112 and $69,444 recorded in the prepayment as of December 31, 2010 and 2009, respectively.

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

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

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

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

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

NOTE 12 – COMMITMENTS

Operating Leases

We lease office space, automobiles and equipment under non-cancelable operating leases, which expire at various dates through September, 2012.  Operating lease expenses was $85,843 and $141,380 for the years  ended December 31, 2010 and 2009, respectively.

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

Future minimum lease payments due subsequent to December 31, 2010 under all non-cancelable operating leases for the next five years are as follows:

As of December 31,	Amount
2011	$73,434
2012	60,912
2013	-
2014	-
2015	-
Thereafter	-
Total minimum lease payments	$134,346

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 13 – CONTINGENCIES AND LITIGATION LIABILITIES

On February 2, 2009, Spanish Broadcasting System Inc. aka Spanish Broadcasting Systems, Inc. dba KXOL adba KXOL Latino 96.3 FM (the “Plaintiff”), filed a complaint in the Los Angeles County Superior Court, Beverley Hills Courthouse for reasonable value, account stated, and open book account for commercial advertisement performed by KXOL, seeking damages of $12,200, with interest thereon at the rate of ten percent (10%) per annum from October 28, 2007.  The Company disputed Plaintiff’s entitlement to amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement.  On March 17, 2009, judgment was entered against the Company.  The Company settled the judgment for the principal amount of $12,000, with the Plaintiff waiving its claims for attorney’s fees, interest and costs.  The Company’s former legal counsel had cleared such payment for the Company.  The $12,000 was recorded as other payable on the balance sheet as of December 31, 2010 and 2009, and “Marketing expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009.

On February 20, 2009, Dare Wheel Manufacturing Co., Ltd. (the “Plaintiff”), one of the Company’s major vendors in China, filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for open book account, account stated, and goods, wares and merchandise, seeking damages of $716,900, with interest thereon at the rate of ten percent (10%) per annum from March 10, 2008.  On April 15, 2009, defendant removed the state court action to the United States District Court for the Central District of California.  On December 14, 2009, the United States District Court for the Central District of California issued a dismissal without prejudice.  The dismissal without prejudice was granted by the court to allow the Plaintiff to proceed with the action in a proper forum.  It is highly uncertain regarding whether the plaintiff would choose to pursue this claim in another forum.  As of December 31 2010 and 2009, the $716,900 was equivalent to the accounts payable owed to the Plaintiff as recorded on the balance sheet, and was already recorded in inventory cost which therefore did not impact the statement of operations for the year ended December 31, 2010.

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

On June 3, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for alleged damage for breach of lease in the amount of $41,038, and for attorney’s fees and costs according to proof.  This case is subject to a conditional settlement that calls for a dismissal of the case no later than May 15, 2012.  The total value of the settlement is $29,000.  An initial payment of $2,000 is due on February 28, 2010.  The settlement calls for the remainder to be paid in increments of no less than $1,000 due at the end of each month for twenty-three (23) consecutive months, starting on March 31, 2010 and concluding February 28, 2012.  Additionally, there is a $4,000 balloon payment due March 31, 2012 upon the conclusion of payments on February 28, 2012.  This balloon payment will be discounted if the final payment is made prior to February 28, 2011.  The discount shall be $200 for number of months between the early final payment date and the date of February 2012 and the adjusted payment shall be paid the month following the actual final payment date.  In the event of default on a payment by more than 3 days, the Company shall be liable for $41,038 less previous payments and subject to the maximum rate of interest allowed by law.  The initial $29,000 was recorded as “Rent expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009, and other payable on the balance sheet as of December 31, 2009, with $12,000 due within one year recorded under current liabilities and $17,000 due over one year recorded under long-term liabilities.  As of December 31, 2010, $12,000 due within one year was recorded in Other Payable under current liabilities and $5,000 due over one year was recorded under long-term liabilities.

MIZATI LUXURY ALLOY WHEELS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

On February 22, 2011, On February 22, 2011, the Company entered into a Debt Conversion Agreement with Ms. Hazel Chu, the Company’s President and Chief Executive Officer to convert $100,000 of the loan from Ms. Chu into 8,333,333 shares of the Company’s common stock, or $0.12 per share, the market price quoted on the date of conversion.  Such conversion was approved by the Board of Directors of the Company.  Pursuant to the debt conversion, the advances from Ms. Chu decreased to $322,781, while Ms. Chu owns 9,008,465 shares of the Company common stock, or 91.174%.