Form 10-K/A
period 2010-12-31
MIZATI LUXURY ALLOY WHEELS INC
filed 2011-04-27
CIK 1369444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

The number of outstanding shares of the registrant’s Common Stock on April 25, 2011 was 9,880,502.

Documents Incorporated By Reference

NONE

MIZATI LUXURY ALLOY WHEELS, INC.
FORM 10-K

MIZATI LUXURY ALLOY WHEELS, INC.

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K (the “Original Filing”) of Mizati Luxury Alloy Wheels, Inc. (“we, “us,” “our” or the “Company”) for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010, is being filed for the purpose of correcting an administrative error in data transfer of the statement of cash flows for the year ended December 31, 2010 for the Original Filing.  Particularly, the balance of “proceeds received from notes and advance from related parties” under cash flows from financing activities should be $40,180 rather than $180 as originally reported.

Except as described above, the Original Filing has not been amended, updated, or otherwise modified.  The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements.  Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing.  In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 32.1, respectively.

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

	For The Years Ended December 31,
	2010		2009
NET REVENUE	$241,248	100%	$601,618	100%
COST OF GOODS SOLD	171,302	71%	557,304	93%
GROSS PROFIT	69,946	29%	44,314	7%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages	162,952	68%	206,368	34%
Professional services	124,640	52%	320,066	53%
Rent expenses	85,843	36%	141,380	23%
Rent expense accrued for litigation settlement	-	0%	29,000	5%
Marketing expense accrued for litigation settlement	-	0%	12,000	2%
Other selling, general and administrative expenses	83,992	35%	174,636	29%

Total Selling, General and Administrative Expenses	457,427	190%	883,450	147%
LOSS FROM OPERATIONS	(387,481)	-161%	(839,136)	-139%
OTHER INCOME (EXPENSE)
Other income	4,777	2%	-	0%
Interest expense, net of income	(56,593)	-23%	(88,732)	-15%
Total Other Expense	(51,816)	-21%	(88,732)	-15%
Income tax	800	0%	800	0%
NET LOSS	$(440,097)	-182%	$(928,668)	-154%

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

ITEM 8.Financial Statements

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

MIZATI LUXURY ALLOY WHEELS, INC.

Date: April 25, 2011	By:	/s/ Hazel Chu
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

Diamond Bar, California
March 25, 2011

KCCW Accountancy Corp.
22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA
Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

MIZATI LUXURY ALLOY WHEELS, INC.
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$17,516	$97,460
Accounts receivable, net of allowance for doubtful account of $91,052 and $98,636, respectively	5,049	8,179
Prepaid expenses and other current assets	36,112	71,444
Inventory, net	48,114	142,743
Total Current Assets	106,791	319,826

Property and Equipment, net	2,346	8,570
Other Assets	6,977	6,977
TOTAL ASSETS	$116,114	$335,373

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,643,664	$1,620,000
Accrued expenses	304,252	162,947
Advance from related party	40,180	-
Line of credit	474,056	448,019
Other payable	25,587	24,000
Notes payable-current portion	400,000	400,000
Total Current Liabilities	2,887,739	2,654,966

Long Term Liabilities
Advance from related party	382,601	382,601
Other liabilities	8,280	20,215
Total Long Term Liabilities	390,881	402,816

Total Liabilities	3,278,620	3,057,782

STOCKHOLDERS' DEFICIT
Preferred stocks; $0.0001 par value, 5,000,000 shares authorized and 0 share issued and outstanding	-	-
Common stocks; $0.0001 par value, 200,000,000 shares authorized, and 1,547,169 and 1,610,887 shares issued and outstanding, respectively	156	162
Additional paid in capital	775,724	775,718
Subscription receivable	(6,000)	(6,000)
Accumulated deficit	(3,932,386)	(3,492,289)
Total Stockholders' Deficit	(3,162,506)	(2,722,409)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$116,114	$335,373

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2010	2009
NET REVENUE	$241,248	$601,618

COST OF GOODS SOLD	171,302	557,304

GROSS PROFIT	69,946	44,314

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages	162,952	206,368
Professional services	124,640	320,066
Rent expenses	85,843	141,380
Rent expense accrued for litigation settlement	-	29,000
Marketing expense accrued for litigation settlement	-	12,000
Other selling, general and administrative expenses	83,992	174,636
Total Selling, General and Administrative Expenses	457,427	883,450

LOSS FROM OPERATIONS	(387,481)	(839,136)

OTHER INCOME (EXPENSE)
Other income	4,777	-
Interest expense, net of income	(56,593)	(88,732)
Total Other Expense	(51,816)	(88,732)

Income tax	800	800

NET LOSS	$(440,097)	$(928,668)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.28)	$(0.50)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OF OUTSTANDING	1,570,020	1,875,911

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT

			Additional			Total
	Number	Common Stock	Paid In	Subscription	Accumulated	Shareholders'
	Of Shares	Stock	Capital	Receivable	Deficit	Deficit

Balance December 31, 2008	1,710,550	$172	$418,108	$(6,000)	$(2,563,621)	$(2,151,341)

Common shares issues for services rendered and to be rendered	322,000	32	257,568	-	-	257,600

Common shares issues for debt settlement	125,000	13	99,987	-	-	100,000

Common shares returned and cancelled	(546,663)	(55)	55	-	-	-

Net loss	-	-	-	-	(928,668)	(928,668)

Balance December 31, 2009	1,610,887	162	775,718	(6,000)	(3,492,289)	(2,722,409)

Common shares returned and cancelled	(63,818)	(6)	6	-	-	-

Adjustments for fractional shares as a result of reverse split	100	-	-	-	-	-

Net loss	-	-	-	-	(440,097)	(440,097)

Balance December 31, 2010	1,547,169	$156	$775,724	$(6,000)	$(3,932,386)	$(3,162,506)

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(440,097)	$(928,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on reserve for inventory valuation	27,146	31,120
Depreciation and amortization	8,224	9,460
Bad debt expense	3,816	54,301
Shares issued for services performed	-	166,555
Security deposits surrendered for rent expense	-	56,464
Rent expense accrued for litigation settlement	-	29,000
Marketing expense accrued for litigation settlement	-	12,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(686)	54,465
Decrease (increase) in prepaid expense and other current assets	35,332	(56,462)
Decrease in inventory	67,483	365,197
Decrease in other assets	-	49,696
Increase (decrease) in accounts payable	23,664	(19,951)
Increase in accrued expenses and other liabilities	130,957	133,051
Net Cash Used In Operating Activities	(144,161)	(43,772)

Cash flows from investing activities:
Acquisitions of fixed assets	(2,000)	-
Net Cash Used In Investing Activities	(2,000)	-

Cash flows from financing activities:
Proceeds received from borrowing under lines of credit	45,000	-
Repayment of lines of credit	(18,963)	(12,000)
Repayments of notes payable	-	(711)
Proceeds received from notes and advance from related parties	40,180	-
Net Cash Provided By (Used In) Financing Activities	66,217	(12,711)

Net Decrease in Cash and Cash Equivalents	(79,944)	(56,483)

Cash and Cash Equivalents-Beginning of Period	97,460	153,943

Cash and Cash Equivalents-Ending of Period	$17,516	$97,460

Supplemental Disclosures
Income taxes paid	$800	$800
Interest paid – nonrelated parties	$30,465	$67,941
Interest paid – related party	$-	$14,948
Supplemental Disclosures of Non-cash Financing Activity
Shares issued for debt repayment	$-	100,000

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