Form 10-Q
period 2011-03-31
MIZATI LUXURY ALLOY WHEELS INC
filed 2011-05-16
CIK 1369444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

909-839-5118
(Issuer Telephone number)

_______________________________________________________
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2011: 9,880,502 shares of Common Stock.

MIZATI LUXURY ALLOY WHEELS, INC.

FORM 10-Q
March 31, 2011

Item 1. Financial Information

MIZATI LUXURY ALLOY WHEELS, INC.
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$21,678	$17,516
Accounts receivable, net of allowance for doubtful account of $91,052	3,010	5,049
Prepaid expenses and other current assets	27,780	36,112
Inventory, net	43,397	48,114
Total Current Assets	95,865	106,791

Property and Equipment, net	1,333	2,346

Other Assets	6,977	6,977
TOTAL ASSETS	$104,175	$116,114

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,643,664	$1,643,664
Accrued expenses	328,424	304,252
Advance from related party	-	40,180
Line of credit	519,556	474,056
Other payable	24,000	25,587
Notes payable-current portion	400,000	400,000
Total Current Liabilities	2,915,645	2,887,739

Long Term Liabilities
Advance from related party	323,781	382,601
Other liabilities	2,000	8,280
Total Long Term Liabilities	325,781	390,881

Total Liabilities	3,241,426	3,278,620

STOCKHOLDERS' DEFICIT
Preferred stocks; $0.0001 par value, 5,000,000 shares authorized and 0 share issued and outstanding	-	-
Common stocks; $0.0001 par value, 200,000,000 shares authorized, and 9,880,502 and 1,547,169 shares issued and outstanding, respectively	988	156
Additional paid in capital	874,892	775,724
Subscription receivable	(6,000)	(6,000)
Accumulated deficit	(4,007,132)	(3,932,386)
Total Stockholders' Deficit	(3,137,251)	(3,162,506)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104,175	$116,114

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2011	2010

NET REVENUE	$9,483	$109,704

COST OF GOODS SOLD	4,717	62,992

GROSS PROFIT	4,766	46,712

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages	4,889	41,177
Professional services	36,333	36,694
Rent expenses	17,157	21,584
Other selling, general and administrative expenses	10,163	18,615
Total Selling, General and Administrative Expenses	68,542	118,070

LOSS FROM OPERATIONS	(63,776)	(71,358)

OTHER INCOME (EXPENSE)
Other income	3,280	-
Interest expense, net of income	(14,250)	(21,903)
Total Other Expense	(10,970)	(21,903)

Income tax	-	-

NET LOSS	$(74,747)	$(93,261)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OF OUTSTANDING	5,210,173	1,610,887

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(74,747)	$(93,261)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,012	2,522
Bad debt expense		-
Change in assets and liabilities:
Decrease in accounts receivable	2,040	5,173
Decrease in prepaid expense and other current assets	8,333	8,333
Decrease (increase) in inventory	4,717	(11,885)
Increase in accounts payable	-	23,664
Increase in accrued expenses and other liabilities	16,306	42,417
Net Cash Used In Operating Activities	(42,338)	(23,037)

Cash flows from investing activities:
Acquisitions of fixed assets	-	(2,000)
Net Cash Used In Investing Activities	-	(2,000)

Cash flows from financing activities:
Proceeds received from bank borrowing under line of credit	50,000	-
Repayment of bank line of credit	(4,500)	(4,000)
Proceeds received from notes and advance from related parties	1,000	-
Net Cash Provided By (Used In) Financing Activities	46,500	(4,000)

Net Increase (Decrease) in Cash and Cash Equivalents	4,162	(29,037)

Cash and Cash Equivalents-Beginning of Period	17,516	97,460

Cash and Cash Equivalents-Ending of Period	$21,678	$68,423

Supplemental Disclosures
Income taxes paid	$-	$-
Interest paid - nonrelated parties	$9,927	$18,318
Interest paid - related parties	$2,086	$3,737
Supplemental Disclosures of Non-cash Financing Activity
Shares issued for debt repayment - related parties	$100,000	$-

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had accumulated deficit of $(4,007,132) and $(3,932,386) as of March 31, 2011 and December 31, 2010, including net losses of $(74,747) and $(93,261) for the quarters ended March 31, 2011 and 2010, respectively.  In addition, current liabilities exceeded current assets by $2,819,780 and $2,780,948 at March 31, 2011 and December 31, 2010, respectively.  These factors indicate that the Company may not be able to continue its business in the future.  The Company finances its operations by short term and long term bank borrowings with more reliance on the use of short-term borrowings as the corresponding borrowing costs are lower compared to long-term borrowings.  There can be no assurance that such borrowings will be available to the company in the future.

In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%, which was approximately 7.00-10.00% per annum.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $89,538 at March 31, 2011 and December 31, 2010.

In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest is payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the previous line of credit.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point.  On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment.  On February 17, 2010, due to the tight cash flows from the plummeting sales and in order to preserve liquidity, the Company negotiated with East West Bank on revising the terms of the loan to agreeing that the Company will repay $1,500 of principal plus accrued unpaid interest each month starting March 2010 and $254,195 on August 31, 2010 as one principal and interest payment.  On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment. Total unpaid principal balance of the business loan and the line of credit at March 31, 2011 and December 31, 2010 was $243,019 and $247,519, respectively.

In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  Total unpaid principal balance at March 31, 2011 and December 31, 2010 was $92,000.  This credit line is not subject to covenants that may restrict the availability of the funds.

In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points.  Total unpaid principal balance at March 31, 2011 and December 31, 2010 was $95,000 and $45,000, respectively.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results for any future period.  These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2010.  The results of the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

The Company’s management monitors both vendor and customer concentration figures.  For the three months ended March 31, 2011, the top three customers accounted for 22%, 19%, and 11% of sales, respectively.  For the three months ended March 31, 2010, no customer accounted for over 10% of sales while one supplier accounted for 100% of purchases.

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

Income Taxes

The Company determined that due to its continuing operating losses, no income tax liabilities existed at March 31, 2011 and December 31, 2010.

Long Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144 (ASC 360), Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  Based upon management’s assessment, there was no impairment at March 31, 2011 and December 31, 2010.

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

Advertising Costs

We expense advertising costs as incurred.  Advertising expenses were immaterial for the three months ended March 31, 2011 and 2010.

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At March 31, 2011 and December 31, 2010, there were no potentially dilutive securities.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Accounts receivable	$94,062	$96,101
Allowance for doubtful accounts	(91,052)	(91,052)

Accounts receivable, net	$3,010	$5,049

The Company had net accounts receivable of $3,010 and $5,049 at March 31, 2011 and December 31, 2010, respectively.  These amounts are net of allowance for doubtful accounts of $91,052 as of March 31, 2011 and December 31, 2010.

NOTE 6 – INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of the following:

	March 31, 2011	December 31, 2010
Finished goods	$43,397	$48,114

Inventories, net	$43,397	$48,114

The Company had inventories of $43,397 and $48,114 at March 31, 2011 and December 31, 2010, respectively, net of write-downs for slow-moving and obsolete inventories.  During the three months ended March 31, 2011, no additional write-down was recorded.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010	Useful Lives
Automobiles	$25,676	$25,676	5 years
Furniture and fixtures	16,897	16,897	10 years
Software	10,735	10,735	3 years
Office Equipment	2,000	2,000	3 years
	55,308	55,308
Less: Accumulated depreciation	(53,975)	(52,962)

Property and equipment, net	$1,333	$2,346

Depreciation expense related to property and equipment amounted to $1,012 and $2,522 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 8 – LINES OF CREDIT

Lines of credit consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
(a) Line of credit, Citibank	$89,537	$89,537
(b) Line of credit, East West Bank	243,019	247,519
(c) Line of credit, Bank of America	92,000	92,000
(d) Line of credit, Rabobank	95,000	45,000
Total	$519,556	$474,056

(a) In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $89,537 at March 31, 2011 and December 31, 2010.

(b) In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest was payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the line of credit, with extra proceeds of $40,000 upon execution of the loan agreement.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point. On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment. On February 17, 2010, the loan was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 7 consecutive months starting February 15, 2009 and $254,195 on August 31, 2010 as one principal and interest payment On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment.  Total unpaid principal balance of the business loan and the line of credit at March 31, 2011 and December 31, 2010 was $243,019 and $247,519, respectively.  The business loan had personal guaranty provided by the President & Chief Executive Officer of the Company, and was collateralized by a property jointly owned by the President & Chief Executive Officer and the Secretary of the Company.  This loan is not subject to covenants that may restrict the availability of the funds.

(c) In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  Under the terms of the credit agreement, the interest rate was 10.5% per annum upon execution of the agreement.  The interest is adjusted every January 1, April 1, July 1, and October 1.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  The loan had a personal guaranty from the President and Chief Executive Officer of the Company, as well as the Company’s assets, with an expiration date in February 2015.  Total unpaid principal balance at March 31, 2011 and December 31, 2010 was $92,000.

(d) In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points.  Total unpaid principal balance at March 31, 2011 and December 31, 2010 was $95,000 and $45,000, respectively.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Note payable, individual loan	$400,000	$400,000
Total notes payable	$400,000	$400,000

In December 2007, the Company entered into a promissory note with a private individual.  The promissory note for $200,000 has a term of 12 months, automatically renews annually, is unsecured and bears interest at 10% per annum.  In July 2008, the Company borrowed another $200,000 from this individual that is unsecured with the same term, and bears interest at 12% per annum.  During year 2010, the Company entered into an agreement with the private individual for an amended interest at 3% per annum.  The loan balance was $400,000 at March 31, 2011 and December 31, 2010.

NOTE 10 – ADVANCES FROM RELATED PARTIES

On January 13, 2006, January 18, 2006, January 18, 2008, August 6, 2010 and September 16, 2010, Ms. Hazel Chu, the Company’s President and Chief Executive Officer loaned the Company $300,000, $123,300, $60,000, 15,000 and 10,000 respectively, in exchange for promissory notes for a period of ten (10) years, bearing interest at various floating interest rates from 0% to 10% per annum.  The Company recorded interest expense of $3,737 on these notes for the three months ended March 31, 2011 and 2010, respectively.  During the year ended December 31, 2010, Ms. Chu loaned the Company additional $40,180 with no written loan agreement, no interest or collateral, and due on demand.  On February 22, 2011, the Company repaid $100,000 by issuing 8,333,333 shares of the Company’s common stock to Ms. Chu (see Note 11).  During the three months ended March 31, 2011, the Company borrowed additional $1,000 from Ms. Chu.  The total unpaid principal balance was $323,781 and $422,781 as of March 31, 2011 and December 31, 2010, respectively.

Future maturities due under notes payable from related parties as of March 31, 2011 are as follow

As of March 31,	Amount
2012	$1,180
2013	-
2014	-
2015	-
2016	322,601
Thereafter	-
Total future maturities	$323,781

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

Shares Issued in Lieu of Promissory Notes

In March 2006, the Company’s Board of Directors authorized the Company to sell and issue common shares 3,998 common shares at $8.1298 per share (or 162,500 shares at $0.20 per share prior to the reverse stock-split on June 30, 2008 and the reverse stock-split on June 11, 2010) for an aggregate amount of $32,500.  Those shares were issued to nine of the Company’s officers and employees at that time, including 738 shares (or 30,000 shares prior to the reverse stock-split on June 30, 2008 and the reverse stock-split on June 11, 2010) to the Secretary of the Company.  The purpose of those stock issuances was primarily to motivate employees and increase their loyalty to the Company by inviting them to participate into the Company’s equity and become shareholders.  The Company obtained three-year full recourse promissory notes bearing interest at 8.0% as consideration for the common shares issued which have been reflected as a stock subscription receivable at December 31, 2008.  As of December 31, 2008, no principal payments had been received on the promissory notes.  As of March 2009, except for the Secretary of the Company, the other eight employees were no longer with the Company.  After performing collection efforts, and even though the notes state that the undersigned parties of the notes agreed to remain bound notwithstanding any extension, modification, waiver, or other indulgence or discharge or release of any obligor hereunder, due to the high uncertainty of payment collection from the eight former employees, the balance of $26,500 was written off and recorded as other expense for the year ended December 31, 2008.  In July 2009, the promissory note with the Secretary of the Company in the amount of $6,000 was renewed in writing and extended to March 1, 2012, and was recorded as subscription receivable as of March 31, 2011 and December 31, 2010.

In February 2009, the Company entered into a written service agreement with Mr. Hsun-Ching Chuang, the major shareholder of Max Fung Trading Co., Ltd., for services of searching new investors and funding resources for the Company during the period from February 2009 to February 2012.  Compensation for such service was agreed at $100,000 which shall be paid in the Company’s common shares upon entering into the agreement.  Both parties agreed that the shares issued should be returned to the Company without recourse for nonperformance of the services.  On February 11, 2009, the Company issued 125,000 shares at $0.80 per share (or 5,000,000 shares at $0.02 per share prior to the reverse stock-split on June 11, 2010), the fair market value on the date of performance commitment, upon entering into the agreement.  As agreed, 50,000 shares (or 2,000,000 shares prior to the reverse stock-split on June 11, 2010) should be returned to the Company if the amount of new funding through such service is less than $150,000 by the end of the service period, whereas all 5,000,000 shares should be returned to the Company if less than $120,000.  Immediately after the above two share issuances, Mr. Chuang owned 11.59% of the Company’s common shares.  The $100,000 was initially recorded as prepaid expense, of which $8,333 was expensed during the three months ended March 31, 2011 and 2010.  As of March 31, 2011 and December 31, 2010, the remaining balances were $27,780 and $36,112, respectively.

On February 22, 2011, the Company entered into a written Debt Conversion Agreement with Ms. Hazel Chu, the President and Chief Executive Officer of the Company to repay $100,000 of loan from Ms. Chu by issuing 8,333,333 shares of the Company’s common stock.  The number of shares to be issued for such conversion was determined based on the average closing price of $0.012 per share during the 3-month period prior to February 22, 2011.  The Debt Conversion Agreement was approved by the Company’s Board of Directors and executed immediately.  After the share issuance for debt repayment, Ms. Chu holds 9,008,465 shares of the Company's common stock, which accounted for approximately 91.174% of total outstanding number of common stock.

Stock Splits

On June 11, 2010, the Company’s Board of Directors approved a 1 for 40 reverse stock-split for its common stocks as deemed for the best interests of the Company.  The total number of common shares outstanding became 1,547,162 shares after the effectiveness of the reverse split.  The FINRA had processed and effectuated the reverse split at the open of business on July 12, 2010.

Common stocks, additional paid-in capital, number of shares and per share data for prior periods have been restated to reflect the stock splits as if they had occurred at the beginning of the earliest period presented.

Shares Cancelled

In October 2008, to ensure that the two stock-splits in 2008 did not affect the shareholder stake, management conducted an analysis by comparing the numbers of shares of the original thirteen shareholders subsequent to the July 24, 2008 forward stock-split with their numbers of shares prior to the June 30, 2008 reverse stock-split, noting that an additional 842,403 shares (or 33,696,125 shares prior to the reverse stock-split on June 11, 2010) were added to the thirteen shareholders.  These additional shares were primarily resulting from the 878,761 shares issued to the thirteen shareholders at $0.00016 per share on July 24, 2008 (or 3,572 shares at $0.039 per share prior to the forward stock-split on July 24, 2008 and the reverse stock-split on June 11, 2010).  The 3,572 shares were the number of shares initially intended to be issued immediately after the forward stock-split, but were processed and issued by our transfer agent prior to the split.  As a result, the 3,572 shares issued to the thirteen shareholders were affected by the forward stocks-split turning into 878,761 shares.

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

NOTE 12 – COMMITMENTS

Operating Leases

We lease office space, automobiles and equipment under non-cancelable operating leases, which expire at various dates through September, 2012.  Operating lease expenses was $17,157 and $17,683 for the three months ended March 31, 2011 and 2010, respectively.

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

Future minimum lease payments due subsequent to March 31, 2011 under all non-cancelable operating leases for the next five years are as follows:

As of March 31,	Amount
2012	$76,581
2013	40,608
2014	-
2015	-
2016	-
Thereafter	-
Total minimum lease payments	$117,189

NOTE 13 – CONTINGENCIES AND LITIGATION LIABILITIES

On February 2, 2009, Spanish Broadcasting System Inc. aka Spanish Broadcasting Systems, Inc. dba KXOL adba KXOL Latino 96.3 FM (the “Plaintiff”), filed a complaint in the Los Angeles County Superior Court, Beverley Hills Courthouse for reasonable value, account stated, and open book account for commercial advertisement performed by KXOL, seeking damages of $12,200, with interest thereon at the rate of ten percent (10%) per annum from October 28, 2007.  The Company disputed Plaintiff’s entitlement to amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement.  On March 17, 2009, judgment was entered against the Company.  The Company settled the judgment for the principal amount of $12,000, with the Plaintiff waiving its claims for attorney’s fees, interest and costs.  The Company’s former legal counsel had cleared such payment for the Company.  The $12,000 was recorded as other payable on the balance sheet as of March 31, 2011 and December 31, 2010.

On February 20, 2009, Dare Wheel Manufacturing Co., Ltd. (the “Plaintiff”), one of the Company’s major vendors in China, filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for open book account, account stated, and goods, wares and merchandise, seeking damages of $716,900, with interest thereon at the rate of ten percent (10%) per annum from March 10, 2008.  On April 15, 2009, defendant removed the state court action to the United States District Court for the Central District of California.  On December 14, 2009, the United States District Court for the Central District of California issued a dismissal without prejudice.  The dismissal without prejudice was granted by the court to allow the Plaintiff to proceed with the action in a proper forum.  It is highly uncertain regarding whether the plaintiff would choose to pursue this claim in another forum.  As of March 31, 2011 and December 31 2010, the $716,900 was equivalent to the accounts payable owed to the Plaintiff as recorded on the balance sheet, and was already recorded in inventory cost which therefore did not impact the statement of operations for the three quarters ended March 31, 2011.

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

On June 3, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for alleged damage for breach of lease in the amount of $41,038, and for attorney’s fees and costs according to proof.  This case is subject to a conditional settlement that calls for a dismissal of the case no later than May 15, 2012.  The total value of the settlement is $29,000.  An initial payment of $2,000 is due on February 28, 2010.  The settlement calls for the remainder to be paid in increments of no less than $1,000 due at the end of each month for twenty-three (23) consecutive months, starting on March 31, 2010 and concluding February 28, 2012.  Additionally, there is a $4,000 balloon payment due March 31, 2012 upon the conclusion of payments on February 28, 2012.  This balloon payment will be discounted if the final payment is made prior to February 28, 2011.  The discount shall be $200 for number of months between the early final payment date and the date of February 2012 and the adjusted payment shall be paid the month following the actual final payment date.  In the event of default on a payment by more than 3 days, the Company shall be liable for $41,038 less previous payments and subject to the maximum rate of interest allowed by law.  The initial $29,000 was recorded as “Rent expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009, and other payable on the balance sheet as of December 31, 2009, with $12,000 due within one year recorded under current liabilities and $17,000 due over one year recorded under long-term liabilities.  As of March 31, 2011, $12,000 due within one year was recorded in Other Payable under current liabilities and $2,000 due over one year was recorded under long-term liabilities.  As of December 31, 2010, $12,000 due within one year was recorded in Other Payable under current liabilities and $5,000 due over one year was recorded under long-term liabilities.

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

On June 11, 2010, our Board of Directors approved a 1 for 40 reverse stock-split for our common stocks as deemed for the best interests of the Company.  The total number of common shares outstanding became 1,547,162 shares after the effectiveness of the reverse split.  The FINRA had processed and effectuated the reverse split at the open of business on July 12, 2010.  The numbers of shares presented in this filing have reflected such effect.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 3 to the unaudited financial statements for the three months ended March 31, 2011.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

Long Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144(ASC 360), Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cashflows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  Based upon management’s assessment, there was no impairment as of March 31, 2011 and December 31, 2010.

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

Results of Operations for the three months Ended March 31, 2011 as compared to the three months Ended March 31, 2010:

We present the table below to show how the operating results have changed for the three months ended March 31, 2011 and 2010.  Next to each period’s results of operations, we provide the relevant percentage of total revenues for comparing the relative change in revenues and expenses.

	For The Three Months Ended March 31,
	2011		2010
NET REVENUE	$9,483	100%	$109,704	100%
COST OF GOODS SOLD	4,717	50%	62,992	57%
GROSS PROFIT	4,766	50%	46,712	43%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages	4,889	52%	41,177	38%
Professional services	36,333	383%	36,694	33%
Rent expenses	17,157	181%	21,584	20%
Other selling, general and administrative expenses	10,163	107%	18,615	17%
Total Selling, General and Administrative Expenses	68,542	723%	118,070	108%
LOSS FROM OPERATIONS	(63,776)	-673%	(71,358)	-65%
OTHER INCOME (EXPENSE)
Other income	3,280	35%	-	0%
Interest expense, net of income	(14,250)	-150%	(21,903)	-20%
Total Other Expense	(10,970)	-116%	(21,903)	-20%
Income tax	-	0%	-	0%
NET LOSS	$(74,747)	-788%	$(93,261)	-85%

Sales.    Sales decreased $100,221 or 91% to $9,483 in the three months ended March 31, 2011, compared to $109,704 for the three months ended March 31, 2010.  The decrease in sales is primarily attributable to a significant decrease in sales volume triggered by a sustained cyclical downturn in the U.S. market.  Demand for aftermarket wheels has slowed as consumers’ purchasing power has weakened.  In addition, we were undergoing huge price pressure from our competitors since 2009, which had adverse impact on our sales price.

Gross Profit.     As a percentage of revenue, gross margin increased to 50% for the three months ended March 31, 2011 as compared to 43% for the three months ended March 31, 2010.  The high gross margins for these two quarters were mainly derived from the sale of inventories with values that have been written down at the close of the prior fiscal year due to slow-moving and obsolescence.  The Company was able to sell those inventories at a higher price in the first quarter of 2011 as compared to the same quarter last year.  Additionally, the higher gross margin for the first quarter of 2011 was also caused by a higher percentage of sales of caps with higher margin than wheels.  Sales of caps accounted for approximately 43% of sales for the quarter ended March 31, 2011.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses ("SG&A") consist principally of professional services, rent expenses, salaries and wages, and other general corporate activities.  The amount decreased by $49,528 or 42% from $118,070 for the three months ended March 31, 2010 to $68,542 for the three months ended March 31, 2011.  As a percentage of sales, our SG&A increased to 723% for the current quarter as compared to 108% for the same quarter prior year.  The decrease in the balance of SG&A was primarily due to the following:

(1)
Decrease in salary and wages by $36,288 from $41,177 for the three months ended March 31, 2010 to $4,889 for the three months ended March 31, 2011, an 88% decrease.  The decrease was mainly because the base monthly salary for the Company’s CEO had been adjusted from $10,000 per month to $0 for the year 2011 as agreed upon between the CEO and the Company.  On March 1, 2006, the CEO and the Company orally agreed upon the maximum salary of the CEO at $240,000 per year.  Additionally, the number of full-time employee was reduced from two people to one person starting from the year 2011.

(2)
Rent expenses decreased by $4,427 from $21,584 for the three months ended March 31, 2010 to $17,157 for the three months ended March 31, 2011, a 21% decrease.  In March 2011, corresponding to the Company’s cash flow management strategy, the Company entered into an amendment of the lease agreement with the property management company to reduce the monthly rent from $6,599 to $5,279 for the period from February to June 2011.

(3)
Other SG&A expenses decreased by $8,452 from $18,615 for the three months ended March 31, 2010 to $10,163 for the three months ended March 31, 2011, a 45% decrease.  The decrease was primarily attributable to the Company’s cost reduction strategy and declining sales, resulting in decreases in postage and delivery by $2,949 and insurance expenses by $1,812 from the first quarter of 2010 to the current quarter.  Depreciation expense was reduced by $1,510 because of several fixed assets being fully depreciated during the three months ended March 31, 2011.

Loss from Operations.    Loss from operations decreased $7,582 or 11%, to ($63,776) for the three months ended March 31, 2011 compared to ($71,358) for the three months ended March 31, 2011.  As a percentage of sales, loss from operations increased to 673% for the current quarter as compared to 65% for the same quarter prior year.  The decrease in loss from operations was primarily due to the decrease in SG&A expenses, partially offset by the decrease in gross profit as discussed above.

Other Income (Expense).    Other expense decreased by $10,933 or 50% from $21,903 for the three months ended March 31, 2010 to $10,970 for the three months ended March 31, 2011.  The decrease was mainly due to the interest rates for the two notes payable of $200,000 each being amended to 3% per annum from 10% and 12% per annum as agreed upon in the fourth quarter of 2010 and applied from the beginning of the year 2010.  Since the interest expense for the three months ended March 31, 2010 was already recorded based on the original interest rates, the interest expense was higher as compared to the current quarter.

Liquidity and Capital Resources

The following summarizes the key components of the Company's cash flows for the three months ended March 31,

	2011	2010
Net cash used in operating activities	$(42,338)	$(23,037)
Net cash used in investing activities	-	(2,000)
Net cash provided by (used in) financing activities	46,500	(4,000)
Net increase (decrease) in cash and cash equivalents	$4,162	$(29,037)

The Company’s net cash used in operating activities was adversely affected by net loss of ($74,747) in the three months ended March 31, 2011 and ($93,261) in the three months ended March 31, 2010.  Additionally, the reduction of the changes in accrued expenses and other liabilities from $42,417 for the three months ended March 31, 2010 to $16,306 for the three months ended March 31, 2011, as well as the changes in accounts payable from $23,664 for the first quarter of 2010 to $0 for the current quarter indicated more cash outflows during the current quarter.  Those effects were partially offset by a higher decrease in inventory in the amount of $4,717 for the three months ended March 31, 2011 as compared to $11,885 increase in inventory for the same period of 2010.

In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%, which was approximately 7.00-10.00% per annum.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $89,538 at March 31, 2011 and December 31, 2010.

In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest is payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the previous line of credit.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point.  On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment.  On February 17, 2010, due to the tight cash flows from the plummeting sales and in order to preserve liquidity, the Company negotiated with East West Bank on revising the terms of the loan to agreeing that the Company will repay $1,500 of principal plus accrued unpaid interest each month starting March 2010 and $254,195 on August 31, 2010 as one principal and interest payment.  On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment. Total unpaid principal balance of the business loan and the line of credit at March 31, 2011 and December 31, 2010 was $243,019 and $247,519, respectively.

In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  Total unpaid principal balance at March 31, 2011 and December 31, 2010 was $92,000.  This credit line is not subject to covenants that may restrict the availability of the funds.

In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points.  Total unpaid principal balance at March 31, 2011 and December 31, 2010 was $95,000 and $45,000, respectively.

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

Future minimum lease payments due subsequent to March 31, 2011 under all non-cancelable operating leases for the next five years are as follows:

As of March 31,	Amount
2012	$76,581
2013	40,608
2014	-
2015	-
2016	-
Thereafter	-

Total minimum lease payments	$117,189

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2011.  Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 2, 2009, Spanish Broadcasting System Inc. aka Spanish Broadcasting Systems, Inc. dba KXOL adba KXOL Latino 96.3 FM (the “Plaintiff”), filed a complaint in the Los Angeles County Superior Court, Beverley Hills Courthouse for reasonable value, account stated, and open book account for commercial advertisement performed by KXOL, seeking damages of $12,200, with interest thereon at the rate of ten percent (10%) per annum from October 28, 2007.  The Company disputed Plaintiff’s entitlement to amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement.  On March 17, 2009, judgment was entered against the Company.  The Company settled the judgment for the principal amount of $12,000, with the Plaintiff waiving its claims for attorney’s fees, interest and costs.  The Company’s former legal counsel had cleared such payment for the Company.  The $12,000 was recorded as other payable on the balance sheet as of March 31, 2011 and December 31, 2010.

On February 20, 2009, Dare Wheel Manufacturing Co., Ltd. (the “Plaintiff”), one of the Company’s major vendors in China, filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for open book account, account stated, and goods, wares and merchandise, seeking damages of $716,900, with interest thereon at the rate of ten percent (10%) per annum from March 10, 2008.  On April 15, 2009, defendant removed the state court action to the United States District Court for the Central District of California.  On December 14, 2009, the United States District Court for the Central District of California issued a dismissal without prejudice.  The dismissal without prejudice was granted by the court to allow the Plaintiff to proceed with the action in a proper forum.  It is highly uncertain regarding whether the plaintiff would choose to pursue this claim in another forum.  As of March 31, 2011 and December 31 2010, the $716,900 was equivalent to the accounts payable owed to the Plaintiff as recorded on the balance sheet, and was already recorded in inventory cost which therefore did not impact the statement of operations for the three quarters ended March 31, 2011.

On February 18, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for unlawful detainer, for base rent of $25,725.70, additional rent of $4,027.14, holdover damages of $991.76 per day, and for attorneys’ fees and costs.  The Company disputed Plaintiff’s right to unlawful detainer on the grounds that it had billed for and collected additional rent in violation of the terms of the lease.  The case went to trial on March 25, 2009, at which time the Company entered into settlement with Plaintiff as follows:

4.	The Company stipulated to restitution of the premises to Plaintiff on or before April 3, 2009.

5.
The Company agreed to waive any rights to its security deposit of $56,463.70, and Plaintiff agreed to apply such security deposit to unpaid rent and holdover damages incurred by Plaintiff in the action.  The $56,463.70 security deposit forfeited was charged through rent expense for the year ended December 31, 2009 accordingly.

6.	The parties agreed that the settlement was without prejudice to other claims either party may have relating to the tenancy.

The settlement was a favorable resolution for the Company as it allowed it to apply its security deposit to rent due, and to relocate and replace an above-market lease with a substantially more economical lease.

On June 3, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for alleged damage for breach of lease in the amount of $41,038, and for attorney’s fees and costs according to proof.  This case is subject to a conditional settlement that calls for a dismissal of the case no later than May 15, 2012.  The total value of the settlement is $29,000.  An initial payment of $2,000 is due on February 28, 2010.  The settlement calls for the remainder to be paid in increments of no less than $1,000 due at the end of each month for twenty-three (23) consecutive months, starting on March 31, 2010 and concluding February 28, 2012.  Additionally, there is a $4,000 balloon payment due March 31, 2012 upon the conclusion of payments on February 28, 2012.  This balloon payment will be discounted if the final payment is made prior to February 28, 2011.  The discount shall be $200 for number of months between the early final payment date and the date of February 2012 and the adjusted payment shall be paid the month following the actual final payment date.  In the event of default on a payment by more than 3 days, the Company shall be liable for $41,038 less previous payments and subject to the maximum rate of interest allowed by law.  The initial $29,000 was recorded as “Rent expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009, and other payable on the balance sheet as of December 31, 2009, with $12,000 due within one year recorded under current liabilities and $17,000 due over one year recorded under long-term liabilities.  As of March 31, 2011, $12,000 due within one year was recorded in Other Payable under current liabilities and $2,000 due over one year was recorded under long-term liabilities.  As of December 31, 2010, $12,000 due within one year was recorded in Other Payable under current liabilities and $5,000 due over one year was recorded under long-term liabilities.

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

MIZATI LUXURY ALLOY WHEELS, INC.

Date: May 16, 2011	By:	/s/ Hazel Chu
Hazel Chu President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer