Form 10-Q
period 2011-06-30
MIZATI LUXURY ALLOY WHEELS INC
filed 2011-08-15
CIK 1369444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MIZATI LUXURY ALLOY WHEELS, INC.
(Exact name of registrant as specified in Charter)

CALIFORNIA	000-53509	95-4841349
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

560 W. Main Street, Suite C - 183,
Alhambra, CA 91801
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2011: 9,880,502 shares of Common Stock.

MIZATI LUXURY ALLOY WHEELS, INC.

FORM 10-Q
June 30, 2011

Item 1. Financial Information

MIZATI LUXURY ALLOY WHEELS, INC.
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$50,510	$17,516
Accounts receivable, net of allowance for doubtful account of $91,680 and $91,052	349	5,049
Prepaid expenses and other current assets	20,387	36,112
Inventory, net	29,392	48,114
Total Current Assets	100,638	106,791

Property and Equipment, net	1,167	2,346

Other Assets	7,938	6,977
TOTAL ASSETS	$109,743	$116,114

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Line of credits - current	$209,471	$244,537
Accounts payable	1,643,664	1,643,664
Accrued expenses	302,959	304,252
Advance from related party - current	78,730	40,180
Other payable	23,000	25,587
Other current liabilities	2,961	-
Total Current Liabilities	2,260,785	2,258,220

Long Term Liabilities
Advance from related party - noncurrent	322,601	382,601
Line of credits - noncurrent	305,086	229,519
Notes payable	400,000	400,000
Other liabilities	5,922	8,280
Total Long Term Liabilities	1,033,609	1,020,400

Total Liabilities	3,294,394	3,278,620

STOCKHOLDERS' DEFICIT
Preferred stocks; $0.0001 par value, 5,000,000 shares authorized and 0 share issued and outstanding	-	-
Common stocks; $0.0001 par value, 200,000,000 shares authorized, and 9,880,502 and 1,547,169 shares issued and outstanding, respectively	988	156
Additional paid in capital	874,892	775,724
Subscription receivable	(6,000)	(6,000)
Accumulated deficit	(4,054,531)	(3,932,386)
Total Stockholders' Deficit	(3,184,651)	(3,162,506)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$109,743	$116,114

The accompanying notes are an integral part of these financial statements.

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
NET REVENUE	$30,457	$87,145	$39,940	$196,849

COST OF GOODS SOLD	17,566	56,305	22,283	119,297

GROSS PROFIT	12,890	30,840	17,656	77,552

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages	3,453	40,846	8,342	82,023
Professional services	16,718	35,698	53,051	72,392
Rent expenses	14,377	23,191	31,534	44,775
Other selling, general and administrative expenses	22,098	28,969	32,261	47,582
Total Selling, General and Administrative Expenses	56,645	128,704	125,187	246,772

LOSS FROM OPERATIONS	(43,755)	(97,864)	(107,531)	(169,220)

OTHER INCOME (EXPENSE)
Other Income	10,000	-	13,280	-
Interest expense, net of income	(13,645)	(21,915)	(27,895)	(43,818)
Total Other Expense	(3,645)	(21,915)	(14,615)	(43,818)

Income tax	-	-	-	-

NET LOSS	$(47,400)	$(119,779)	$(122,146)	$(213,038)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.08)	$(0.02)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OF OUTSTANDING	9,880,502	1,575,806	7,519,391	1,593,187

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(122,146)	$(213,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,179	4,423
Bad debt expense	629	-
Change in assets and liabilities:
Decrease in accounts receivable	4,072	(1,048)
Decrease in prepaid expense and other current assets	15,727	16,666
Decrease (increase) in inventory	18,722	42,788
Increase in accounts payable	-	23,664
Increase in accrued expenses and other liabilities	(3,277)	80,898
Net Cash Used In Operating Activities	(86,056)	(45,647)

Cash flows from investing activities:
Aacquisitions of fixed assets	-	(2,000)
Net Cash Used In Investing Activities	-	(2,000)

Cash flows from financing activities:
Proceeds received from advances from related party	78,550	-
Proceeds received from bank borrowing under line of credit	50,000	-
Repayment of bank lines of credit	(9,500)	(7,500)
Net Cash Provided By (Used In) Financing Activities	119,050	(7,500)

Net Increase (Decrease) in Cash and Cash Equivalents	32,994	(55,147)

Cash and Cash Equivalents-Beginning of Period	17,516	97,460

Cash and Cash Equivalents-Ending of Period	$50,510	$42,313

Supplemental Disclosures
Income taxes paid	$800	$-
Interest paid - nonrelated parties	$18,194	$15,267
Interest paid - related parties	$7,474	$11,000
Supplemental Disclosures of Non-cash Financing Activity
Shares issued for debt repayment - related parties	$100,000	$-

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had accumulated deficit of $(4,054,531) and $(3,932,386) as of June 30, 2011 and December 31, 2010, including net losses of $(122,146) and $(213,038) for the six months ended June 30, 2011 and 2010, respectively.  In addition, current liabilities exceeded current assets by $2,160,147 and $2,151,429 at June 30, 2011 and December 31, 2010, respectively.  These factors indicate that the Company may not be able to continue its business in the future.  The Company finances its operations by short term and long term bank borrowings with more reliance on the use of short-term borrowings as the corresponding borrowing costs are lower compared to long-term borrowings.  There can be no assurance that such borrowings will be available to the company in the future.

In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%, which was approximately 7.00-10.00% per annum.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $89,538 at June 30, 2011 and December 31, 2010.

In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest is payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the previous line of credit.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point.  On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment.  On February 17, 2010, due to the tight cash flows from the plummeting sales and in order to preserve liquidity, the Company negotiated with East West Bank on revising the terms of the loan to agreeing that the Company will repay $1,500 of principal plus accrued unpaid interest each month starting March 2010 and $254,195 on August 31, 2010 as one principal and interest payment.  On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment. Total unpaid principal balance of the business loan and the line of credit at June 30, 2011 and December 31, 2010 was $238,519 and $247,519, respectively.

In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  On March 16, 2011, the agreement was amended to extend the maturity date to the earlier of April 7, 2017 or the occurrence of an event of default or termination, and agreeing that the Company will repay $500 of principal plus accrued interest monthly for 12 consecutive months starting May 7, 2011, followed by $1,433 plus accrued interest monthly for 60 consecutive months.  Total unpaid principal balance at June 30, 2011 and December 31, 2010 was $91,500 and $92,000, respectively.  This credit line is not subject to covenants that may restrict the availability of the funds.

In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points. On June 20, 2011, the Company modified the agreement converting the revolving line credit into a three-year term loan. The agreement requires a monthly payment at $1,006.43 under a fixed interest rate at 3%. Total unpaid principal balance at June 30, 2011 and December 31, 2010 was $95,000 and $45,000, respectively.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results for any future period.  These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2010.  The results of the six-month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

The Company’s management monitors both vendor and customer concentration figures.  For the six months ended June 30, 2011, two customers accounted for 45%, and 12% of sales, respectively while two supplier accounted for 33% and 67% of purchases, respectively.  For the six months ended June 30, 2010, no three customers accounted for 11%, 11% and 9% of sales, respectively while one supplier accounted for 100% of purchases.

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

Income Taxes

The Company determined that due to its continuing operating losses, no income tax liabilities existed at June 30, 2011 and December 31, 2010.

Long Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144 (ASC 360), Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  Based upon management’s assessment, there was no impairment at June 30, 2011 and December 31, 2010.

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

Advertising Costs

We expense advertising costs as incurred.  Advertising expenses were immaterial for the six months ended June 30, 2011 and 2010.

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At June 30, 2011 and December 31, 2010, there were no potentially dilutive securities.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Accounts receivable	$92,029	$96,101
Allowance for doubtful accounts	(91,680)	(91,052)

Accounts receivable, net	$349	$5,049

The Company had net accounts receivable of $349 and $5,049 at June 30, 2011 and December 31, 2010, respectively.  These amounts are net of allowance for doubtful accounts of $91,680 and $91,052 as of June 30, 2011 and December 31, 2010, respectively.

NOTE 6 – INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of the following:

	June 30, 2011	December 31, 2010
Finished goods	$29,392	$48,114

Inventories, net	$29,392	$48,114

The Company had inventories of $29,392 and $48,114 at June 30, 2011 and December 31, 2010, respectively, net of write-downs for slow-moving and obsolete inventories.  During the six months ended June 30, 2011, no additional write-down was recorded.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	Useful Lives
Automobiles	$-	$25,676	5 years
Furniture and fixtures	16,897	16,897	10 years
Software	10,735	10,735	3 years
Office Equipment	2,000	2,000	3 years
	29,632	55,308
Less: Accumulated depreciation	(28,465)	(52,962)

Property and equipment, net	$1,167	$2,346

Depreciation expense related to property and equipment amounted to $1,179 and $4,423 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 8 – LINES OF CREDIT

Lines of credit consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
(a) Line of credit, Citibank	$89,537	$89,537
(b) Line of credit, East West Bank	238,519	247,519
(c) Line of credit, Bank of America	91,500	92,000
(d) Line of credit, Rabobank	95,000	45,000
Total	$514,556	$474,056

(a) In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $89,537 at June 30, 2011 and December 31, 2010.

(b) In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest was payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the line of credit, with extra proceeds of $40,000 upon execution of the loan agreement.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point. On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment. On February 17, 2010, the loan was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 7 consecutive months starting February 15, 2009 and $254,195 on August 31, 2010 as one principal and interest payment On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment.  Total unpaid principal balance of the business loan and the line of credit at June 30, 2011 and December 31, 2010 was $238,519 and $247,519, respectively.  The business loan had personal guaranty provided by the President & Chief Executive Officer of the Company, and was collateralized by a property jointly owned by the President & Chief Executive Officer and the Secretary of the Company.  This loan is not subject to covenants that may restrict the availability of the funds.

(c) In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  Under the terms of the credit agreement, the interest rate was 10.5% per annum upon execution of the agreement.  The interest is adjusted every January 1, April 1, July 1, and October 1.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  The loan had a personal guaranty from the President and Chief Executive Officer of the Company, as well as the Company’s assets, with an expiration date in February 2015.  On March 16, 2011, the agreement was amended to extend the maturity date to the earlier of April 7, 2017 or the occurrence of an event of default or termination, and agreeing that the Company will repay $500 of principal plus accrued interest monthly for 12 consecutive months starting May 7, 2011, followed by $1,433 plus accrued interest monthly for 60 consecutive months.  Total unpaid principal balance at June 30, 2011 and December 31, 2010 was $91,500 and $92,000, respectively.

(d) In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points. On June 20, 2011, the Company modified the agreement converting the revolving line credit into a three-year term loan. The agreement requires a monthly payment at $1,006.43 under a fixed interest rate at 3%. Total unpaid principal balance at June 30, 2011 and December 31, 2010 was $95,000 and $45,000, respectively.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Note payable, individual loan	$400,000	$400,000
Total notes payable	$400,000	$400,000

In December 2007, the Company entered into a promissory note with a private individual.  The promissory note for $200,000 has a maturity date in December, 2017, is unsecured and bears interest at 10% per annum.  In July 2008, the Company borrowed another $200,000 from this individual that due June 2018, unsecured, and bears interest at 12% per annum.  During year 2010, the Company entered into an agreement with the private individual for an amended interest at 3% per annum.  The loan balance was $400,000 at June 30, 2011 and December 31, 2010.

NOTE 10 – ADVANCES FROM RELATED PARTIES

On January 13, 2006, January 18, 2006, January 18, 2008, August 6, 2010 and September 16, 2010, Ms. Hazel Chu, the Company’s President and Chief Executive Officer loaned the Company $300,000, $123,300, $60,000, 15,000 and 10,000 respectively, in exchange for promissory notes for a period of ten (10) years, bearing interest at various floating interest rates from 0% to 10% per annum.  The Company recorded interest expense of $3,737 on these notes for the six months ended June 30, 2011 and 2010, respectively.  During the year ended December 31, 2010, Ms. Chu loaned the Company additional $40,180 with no written loan agreement, no interest or collateral, and due on demand.  On February 22, 2011, the Company repaid $100,000 by issuing 8,333,333 shares of the Company’s common stock to Ms. Chu (see Note 11).  During the six months ended June 30, 2011, the Company borrowed additional $78,550 from Ms. Chu.  The total unpaid principal balance was $401,331 and $422,781 as of June 30, 2011 and December 31, 2010, respectively.

Future maturities due under notes payable from related parties as of June 30, 2011 are as follow

As of June 30,	Amount
2012	$78,730
2013	-
2014	-
2015	-
2016	322,601
Thereafter	-

Total future maturities	$401,331

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

Shares Issued in Lieu of Promissory Notes

In March 2006, the Company’s Board of Directors authorized the Company to sell and issue common shares 3,998 common shares at $8.1298 per share (or 162,500 shares at $0.20 per share prior to the reverse stock-split on June 30, 2008 and the reverse stock-split on June 11, 2010) for an aggregate amount of $32,500.  Those shares were issued to nine of the Company’s officers and employees at that time, including 738 shares (or 30,000 shares prior to the reverse stock-split on June 30, 2008 and the reverse stock-split on June 11, 2010) to the Secretary of the Company.  The purpose of those stock issuances was primarily to motivate employees and increase their loyalty to the Company by inviting them to participate into the Company’s equity and become shareholders.  The Company obtained three-year full recourse promissory notes bearing interest at 8.0% as consideration for the common shares issued which have been reflected as a stock subscription receivable at December 31, 2008.  As of December 31, 2008, no principal payments had been received on the promissory notes.  As of March 2009, except for the Secretary of the Company, the other eight employees were no longer with the Company.  After performing collection efforts, and even though the notes state that the undersigned parties of the notes agreed to remain bound notwithstanding any extension, modification, waiver, or other indulgence or discharge or release of any obligor hereunder, due to the high uncertainty of payment collection from the eight former employees, the balance of $26,500 was written off and recorded as other expense for the year ended December 31, 2008.  In July 2009, the promissory note with the Secretary of the Company in the amount of $6,000 was renewed in writing and extended to March 1, 2012, and was recorded as subscription receivable as of June 30, 2011 and December 31, 2010.

In February 2009, the Company entered into a written service agreement with Mr. Hsun-Ching Chuang, the major shareholder of Max Fung Trading Co., Ltd., for services of searching new investors and funding resources for the Company during the period from February 2009 to February 2012.  Compensation for such service was agreed at $100,000 which shall be paid in the Company’s common shares upon entering into the agreement.  Both parties agreed that the shares issued should be returned to the Company without recourse for nonperformance of the services.  On February 11, 2009, the Company issued 125,000 shares at $0.80 per share (or 5,000,000 shares at $0.02 per share prior to the reverse stock-split on June 11, 2010), the fair market value on the date of performance commitment, upon entering into the agreement.  As agreed, 50,000 shares (or 2,000,000 shares prior to the reverse stock-split on June 11, 2010) should be returned to the Company if the amount of new funding through such service is less than $150,000 by the end of the service period, whereas all 5,000,000 shares should be returned to the Company if less than $120,000.  Immediately after the above two share issuances, Mr. Chuang owned 11.59% of the Company’s common shares.  The $100,000 was initially recorded as prepaid expense, of which $8,333 was expensed during the six months ended June 30, 2011 and 2010.  As of June 30, 2011 and December 31, 2010, the remaining balances were $19,449 and $36,112, respectively.

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

NOTE 12 – COMMITMENTS

Operating Leases

We lease office space, automobiles and equipment under non-cancelable operating leases, which expire at various dates through September, 2012.  Operating lease expenses was $34,495 and $44,775 for the six months ended June 30, 2011 and 2010, offset by sublease rental income $2,961 and $0, respectively.

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

Immediately after terminating the lease with Mission BP, LLC, in March 2009, the Company assumed a three-month sublease from Zonet USA Corporation for 8,460 square feet of office and warehouse space located in Walnut, California.  The sublease contract commenced in April 2009 and will end in June 2009.  As required and in conjunction with the sublease, the Company entered into a lease agreement with Bayport Harrison Associates, LP for the same location commencing July 2009 and ending September 2012.  On May 27, 2011, approved by Bayport Harrison Associates, LP, the Company signed sublease agreement with WJB Industrial Technologie commencing on June 15, 2011. Rental income from subleasee was recorded to offset operating lease expenses under on statements of operations.

At the same time, the Company entered into another lease agreement with Richard C. Hunsaker, Trustee of the Hunsaker Family Trust for a two-year lease agreement for a 1040 square feet office located in Walnut, California commencing on August 1, 2011. Such change corresponds to the Company’s cash flow management strategy, which will better preserve spending in operating expenses and increase available capital in inventory purchase, marketing, and other revenue-generating activities.

Future minimum lease payments due subsequent to June 30, 2011 under all non-cancelable operating leases for the next five years are as follows:

As of June 30,	Amount
2012	$82,885
2013	25,413
2014	936
2015	-
2016	-
Thereafter	-

Total minimum lease payments	$109,234

NOTE 13 – CONTINGENCIES AND LITIGATION LIABILITIES

On February 2, 2009, Spanish Broadcasting System Inc. aka Spanish Broadcasting Systems, Inc. dba KXOL adba KXOL Latino 96.3 FM (the “Plaintiff”), filed a complaint in the Los Angeles County Superior Court, Beverley Hills Courthouse for reasonable value, account stated, and open book account for commercial advertisement performed by KXOL, seeking damages of $12,200, with interest thereon at the rate of ten percent (10%) per annum from October 28, 2007.  The Company disputed Plaintiff’s entitlement to amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement.  On March 17, 2009, judgment was entered against the Company.  The Company settled the judgment for the principal amount of $12,000, with the Plaintiff waiving its claims for attorney’s fees, interest and costs.  The Company’s former legal counsel had cleared such payment for the Company.  The $12,000 was recorded as other payable on the balance sheet as of June 30, 2011 and December 31, 2010.

On February 20, 2009, Dare Wheel Manufacturing Co., Ltd. (the “Plaintiff”), one of the Company’s major vendors in China, filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for open book account, account stated, and goods, wares and merchandise, seeking damages of $716,900, with interest thereon at the rate of ten percent (10%) per annum from March 10, 2008.  On April 15, 2009, defendant removed the state court action to the United States District Court for the Central District of California.  On December 14, 2009, the United States District Court for the Central District of California issued a dismissal without prejudice.  The dismissal without prejudice was granted by the court to allow the Plaintiff to proceed with the action in a proper forum.  It is highly uncertain regarding whether the plaintiff would choose to pursue this claim in another forum.  As of June 30, 2011 and December 31 2010, the $716,900 was equivalent to the accounts payable owed to the Plaintiff as recorded on the balance sheet, and was already recorded in inventory cost which therefore did not impact the statement of operations for the three quarters ended June 30, 2011.

On February 18, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for unlawful detainer, for base rent of $25,726, additional rent of $4,027, holdover damages of $991.76 per day, and for attorneys’ fees and costs.  The Company disputed Plaintiff’s right to unlawful detainer on the grounds that it had billed for and collected additional rent in violation of the terms of the lease.  The case went to trial on March 25, 2009, at which time the Company entered into settlement with Plaintiff as follows:

1.	The Company stipulated to restitution of the premises to Plaintiff on or before April 3, 2009.
2.
The Company agreed to waive any rights to its security deposit of $56,464, and Plaintiff agreed to apply such security deposit to unpaid rent and holdover damages incurred by Plaintiff in the action.  The $56,464 security deposit forfeited was charged through rent expense for the year ended December 31, 2009 accordingly.

3.	The parties agreed that the settlement was without prejudice to other claims either party may have relating to the tenancy.

The settlement was a favorable resolution for the Company as it allowed it to apply its security deposit to rent due, and to relocate and replace an above-market lease with a substantially more economical lease.

On June 3, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for alleged damage for breach of lease in the amount of $41,038, and for attorney’s fees and costs according to proof.  This case is subject to a conditional settlement that calls for a dismissal of the case no later than May 15, 2012.  The total value of the settlement is $29,000.  An initial payment of $2,000 is due on February 28, 2010.  The settlement calls for the remainder to be paid in increments of no less than $1,000 due at the end of each month for twenty-three (23) consecutive months, starting on March 31, 2010 and concluding February 28, 2012.  Additionally, there is a $4,000 balloon payment due March 31, 2012 upon the conclusion of payments on February 28, 2012.  This balloon payment will be discounted if the final payment is made prior to February 28, 2011.  The discount shall be $200 for number of months between the early final payment date and the date of February 2012 and the adjusted payment shall be paid the month following the actual final payment date.  In the event of default on a payment by more than 3 days, the Company shall be liable for $41,038 less previous payments and subject to the maximum rate of interest allowed by law.  The initial $29,000 was recorded as “Rent expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009, and other payable on the balance sheet as of December 31, 2009, with $12,000 due within one year recorded under current liabilities and $17,000 due over one year recorded under long-term liabilities.  As of June 30, 2011, $11,000 due within one year was recorded in Other Payable under current liabilities.  As of December 31, 2010, $12,000 due within one year was recorded in Other Payable under current liabilities and $5,000 due over one year was recorded under long-term liabilities.

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

Critical Accounting Policies

A summary of significant accounting policies is included in Note 3 to the unaudited financial statements for the six months ended June 30, 2011.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

Long Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144(ASC 360), Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cashflows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  Based upon management’s assessment, there was no impairment as of June 30, 2011 and December 31, 2010.

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

Results of Operations for the Three Months Ended June 30, 2011 as compared to the Three Months Ended June 30, 2010:

We present the table below to show how the operating results have changed for the three months ended June 30, 2011 and 2010.  Next to each period’s results of operations, we provide the relevant percentage of total revenues for comparing the relative change in revenues and expenses.

	For The Three Months Ended June 30,
	2011		2010
NET REVENUE	$30,457	100%	$87,145	100%
COST OF GOODS SOLD	17,566	58%	56,305	65%
GROSS PROFIT	12,890	42%	30,840	35%
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
Salaries and wages	3,453	11%	40,846	47%
Professional services	16,718	55%	35,698	41%
Rent expenses	14,377	47%	23,191	27%
Other selling, general and administrative expenses	22,098	73%	28,969	33%
Total Selling, General and Administrative Expenses	56,645	186%	128,704	148%
LOSS FROM OPERATIONS	(43,755)	-144%	(97,864)	-112%
OTHER INCOME (EXPENSE)
Other Income	10,000	33%	-	0%
Interest expense, net of income	(13,645)	-45%	(21,915)	-25%
Total Other Expense	(3,645)	-12%	(21,915)	-25%
Income tax	-	0%	-	0%
NET LOSS	$(47,400)	-156%	$(119,779)	-137%

Sales.    Sales decreased $56,688 or 65% to $30,457 in the three months ended June 30, 2011, compared to $87,145 for the three months ended June 30, 2010.  The decrease in sales is primarily attributable to a significant decrease in sales volume triggered by a sustained cyclical downturn in the U.S. market.  Demand for aftermarket wheels has slowed as consumers’ purchasing power has weakened.  In addition, we were undergoing huge price pressure from our competitors since 2009, which had adverse impact on our sales price.

Gross Profit.     As a percentage of revenue, gross margin increased to 42% for the three months ended June 30, 2011 as compared to 35% for the three months ended June 30, 2010.  The high gross margins for these two quarters were mainly derived from the sale of inventories with values that have been written down at the close of the prior fiscal year due to slow-moving and obsolescence.  The Company was able to sell those inventories at a higher price in the second quarter of 2011, as compared to the same quarter last year.  Additionally, the higher gross margin for the three months ended June 30, 2011 was also caused by a higher percentage of sales of caps with higher margin than wheels.  Sales of caps accounted for approximately 24% of sales for the quarter ended June 30, 2011.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses ("SG&A") consist principally of professional services, rent expenses, salaries and wages, and other general corporate activities.  The amount decreased by $72,059 or 56% from $128,704 for the three months ended June 30, 2010 to $56,645 for the three months ended June 30, 2011.  As a percentage of sales, our SG&A increased to 186% for the current quarter as compared to 148% for the same quarter prior year.  The decrease in the balance of SG&A was primarily due to the following:

(1)
Decrease in salary and wages by $37,393 from $40,846 for the three months ended June 30, 2010 to $3,453 for the three months ended June 30, 2011, a 92% decrease.  The decrease was mainly because the base monthly salary for the Company’s CEO had been adjusted from $10,000 per month to $0 for the year 2011 as agreed upon between the CEO and the Company.  On March 1, 2006, the CEO and the Company orally agreed upon the maximum salary of the CEO at $240,000 per year.  Additionally, the number of full-time employee was reduced from two people to one person starting from the year 2011.

(2)
Rent expenses decreased by $8,814 from $23,191 for the three months ended June 30, 2010 to $14,377 for the three months ended June 30, 2011, a 38% decrease.  In March 2011, corresponding to the Company’s cash flow management strategy, the Company entered into an amendment of the lease agreement with the property management company to reduce the monthly rent from $6,599 to $5,279 for the period from February to June 2011.  Sublease rental income of $2,961 recorded to offset rent expenses also resulted in the lower balance for the current quarter.

(3)
Other SG&A expenses decreased by $6,871 from $28,969 for the three months ended June 30, 2010 to $22,098 for the three months ended June 30, 2011, a 24% decrease.  The decrease was primarily attributable to the Company’s cost reduction strategy and declining sales.

Loss from Operations.    Loss from operations decreased $54,109 or 55%, to ($43,755) for the three months ended June 30, 2011 compared to ($97,864) for the three months ended June 30, 2011.  As a percentage of sales, loss from operations increased to 144% for the current quarter as compared to 112% for the same quarter prior year.  The decrease in loss from operations was primarily due to the decrease in SG&A expenses, partially offset by the decrease in gross profit as discussed above.

Other Income (Expense).    Other expense decreased by $18,270 or 83% from $21,915 for the three months ended June 30, 2010 to $3,645 for the three months ended June 30, 2011.  The decrease in the balance of other expense was primarily due to the following:

(1)
The decrease in interest expense by $8,270 from $21,915 for the three months ended June 30, 2010 to $13,645 for the three months ended June 30, 2011, a 38% decrease was mainly due to the interest rates for the two notes payable of $200,000 each being amended to 3% per annum from 10% and 12% per annum as agreed upon in the fourth quarter of 2010 and applied from the beginning of the year 2010.  Since the interest expense for the three months ended June 30, 2010 was already recorded based on the original interest rates, the interest expense was higher as compared to the current quarter.

(2)
Other income increased by $10,000 from $0 for the three months ended June 30, 2010 to $10,000 for the three months ended June 30, 2011, a 100% increase. The increase of other income was primarily due to the proceeds from disposal of fixed assets during the three months ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2011 as compared to the Six Months Ended June 30, 2010:

We present the table below to show how the operating results have changed for the six months ended June 30, 2011 and 2010.  Next to each period’s results of operations, we provide the relevant percentage of total revenues for comparing the relative change in revenues and expenses.

	For The Six Months Ended June 30,
	2011		2010
NET REVENUE	$39,940	100%	$196,849	100%
COST OF GOODS SOLD	22,283	56%	119,297	61%
GROSS PROFIT	17,656	44%	77,552	39%
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
Salaries and wages	8,342	21%	82,023	42%
Professional services	53,051	133%	72,392	37%
Rent expenses	31,534	79%	44,775	23%
Other selling, general and administrative expenses	32,261	81%	47,582	24%
Total Selling, General and Administrative Expenses	125,187	313%	246,772	125%
LOSS FROM OPERATIONS	(107,531)	-269%	(169,220)	-86%
OTHER INCOME (EXPENSE)		0%		0%
Other Income	13,280	33%	-	0%
Interest expense, net of income	(27,895)	-70%	(43,818)	-22%
Total Other Expense	(14,615)	-37%	(43,818)	-22%
Income tax	-	0%	-	0%
NET LOSS	$(122,146)	-306%	$(213,038)	-108%

Sales.    Sales decreased $156,909 or 80% to $39,940 in the six months ended June 30, 2011, compared to $196,849 for the six months ended June 30, 2010.  The decrease in sales is primarily attributable to a significant decrease in sales volume triggered by a sustained cyclical downturn in the U.S. market.  Demand for aftermarket wheels has slowed as consumers’ purchasing power has weakened.  In addition, we were undergoing huge price pressure from our competitors since 2009, which had adverse impact on our sales price.

Gross Profit.     As a percentage of revenue, gross margin increased to 44% for the six months ended June 30, 2011 as compared to 39% for the six months ended June 30, 2010.  The high gross margins for these two periods were mainly derived from the sale of inventories with values that have been written down at the close of the prior fiscal year due to slow-moving and obsolescence.  The Company was able to sell those inventories at a higher price in the six months ended June 30, 2011 as compared to the same period last year.  Additionally, the higher gross margin for the six months ended June 30, 2011 was also caused by a higher percentage of sales of caps with higher margin than wheels.  Sales of caps accounted for approximately 31% of sales for the six months ended June 30, 2011.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses ("SG&A") consist principally of professional services, rent expenses, salaries and wages, and other general corporate activities.  The amount decreased by $121,585 or 49% from $246,772 for the six months ended June 30, 2010 to $125,187 for the six months ended June 30, 2011.  As a percentage of sales, our SG&A increased to 313% for the current period as compared to 125% for the same period prior year.  The decrease in the balance of SG&A was primarily due to the following:

(1)
Decrease in salary and wages by $73,681 from $82,023 for the six months ended June 30, 2010 to $8,342 for the six months ended June 30, 2011, a 90% decrease.  The decrease was mainly because the base monthly salary for the Company’s CEO had been adjusted from $10,000 per month to $0 for the year 2011 as agreed upon between the CEO and the Company.  On March 1, 2006, the CEO and the Company orally agreed upon the maximum salary of the CEO at $240,000 per year.  Additionally, the number of full-time employee was reduced from two people to one person starting from the year 2011.

(2)
Rent expenses decreased by $13,241 from $44,775 for the six months ended June 30, 2010 to $31,534 for the six months ended June 30, 2011, a 30% decrease.  In March 2011, corresponding to the Company’s cash flow management strategy, the Company entered into an amendment of the lease agreement with the property management company to reduce the monthly rent from $6,599 to $5,279 for the period from February to June 2011.  Sublease rental income of $2,961 recorded to offset rent expenses also resulted in the lower balance for the current period.

(3)
Other SG&A expenses decreased by $15,321 from $47,582 for the six months ended June 30, 2010 to $32,261 for the six months ended June 30, 2011, a 32% decrease.  The decrease was primarily attributable to the Company’s cost reduction strategy and declining sales, resulting in decreases in travel and lodge expenses by $4,616, insurance expenses by $4,113, advertising & promotional expenses by $3,348 from the six months ended June 30, 2010 to the current period. Depreciation expense was reduced by $3,244 because of several fixed assets being fully depreciated during the six months ended June 30, 2011

Loss from Operations.    Loss from operations decreased $61,689 or 36%, to ($107,531) for the six months ended June 30, 2011 compared to ($169,220) for the six months ended June 30, 2010.  As a percentage of sales, loss from operations increased to 269% for the current period as compared to 86% for the same period prior year.  The decrease in loss from operations was primarily due to the decrease in SG&A expenses, partially offset by the decrease in gross profit as discussed above.

Other Income (Expense).    Other expense decreased by $29,203 or 67% from $43,818 for the six months ended June 30, 2010 to $14,615 for the six months ended June 30, 2011.  The decrease in the balance of other expense was primarily due to the following:

(1)
The decrease in interest expense by $15,923 from $43,818 for the six months ended June 30, 2010 to $27,895 for the six months ended June 30, 2011, a 36% decrease was mainly due to the interest rates for the two notes payable of $200,000 each being amended to 3% per annum from 10% and 12% per annum as agreed upon in the fourth quarter of 2010 and applied from the beginning of the year 2010.  Since the interest expense for the six months ended June 30, 2010 was already recorded based on the original interest rates, the interest expense was higher as compared to the current quarter.

(2)
Other income increased by $13,280 from $0 for the six months ended June 30, 2010 to $13,280 for the six months ended June 30, 2011, a 100% increase. The increase of other income was primarily due to the proceeds from disposal of fixed assets during the six months ended June 30, 2011.

Liquidity and Capital Resources

The following summarizes the key components of the Company's cash flows for the six months ended June 30,

	2011	2010
Net cash used in operating activities	$(86,056)	$(45,647)
Net cash used in investing activities	-	(2,000)
Net cash provided by (used in) financing activities	119,050	(7,500)
Net increase (decrease) in cash and cash equivalents	$32,994	$(55,147)

The Company’s net cash used in operating activities was adversely affected by net loss of ($122,146) in the six months ended June 30, 2011 and ($213,038) in the six months ended June 30, 2010.  Additionally, the reduction of the changes in accrued expenses and other liabilities from $80,898 for the six months ended June 30, 2010 to ($3,277) for the six months ended June 30, 2011, as well as the changes in accounts payable from $23,664 for the six months ended June 30, 2010 to $0 for the current period indicated more cash outflows during the current quarter.  Those effects were partially offset by a lower decrease in inventory in the amount of $18,722 for the six months ended June 30, 2011 as compared to $42,788 decrease in inventory for the same period of 2010.

In March 2006, the Company entered into an unsecured revolving credit agreement with Citibank.  The credit agreement provides for borrowings of up to $90,000.  Under the terms of the credit agreement, interest is payable monthly at annual rate of the prime rate as published in The Wall Street Journal from time to time plus 3%, which was approximately 7.00-10.00% per annum.  The line of credit was unsecured, and renews automatically on an annual basis subsequent to March 2008 with the same interest rate term which is payable on or around the 15th each month.  The Company had an unpaid principal balance of $89,538 at June 30, 2011 and December 31, 2010.

In April 2007, the Company entered into a revolving credit agreement with East West Bank.  The credit agreement provides for borrowings up to $1.0 million based on a maximum of 80% of accounts receivable balance plus 25% of inventory balance as collateral, as well as maintaining an effective tangible net worth of not less than $300,000 and a current ratio of not less than 1.0 to 1.  Under the terms of the credit agreement, interest is payable monthly at 8.00% per annum until April 2008.  At the end of April 2008, the Company and East West Bank entered into a business loan agreement to mature in August 2010 to pay off the remaining balance of the previous line of credit.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 1.0 percentage point.  On February 18, 2009, the agreement was revised to agreeing that the Company will repay $1,000 of principal plus accrued unpaid interest each month for 11 consecutive months starting February 15, 2009, $2,000 of principal plus accrued unpaid interest each month for 7 consecutive months starting January 15, 2010, and $253,533 on August 31, 2010 as one principal and interest payment.  On February 17, 2010, due to the tight cash flows from the plummeting sales and in order to preserve liquidity, the Company negotiated with East West Bank on revising the terms of the loan to agreeing that the Company will repay $1,500 of principal plus accrued unpaid interest each month starting March 2010 and $254,195 on August 31, 2010 as one principal and interest payment.  On August 31, 2010, the term was revised to agreeing that Company will repay $1,500 of principal plus accrued unpaid interest each month for 24 consecutive months starting September 15, 2010 and $218,098 on August 31, 2012 as one principal and interest payment. Total unpaid principal balance of the business loan and the line of credit at June 30, 2011 and December 31, 2010 was $238,519 and $247,519, respectively.

In February 2008, the Company entered into a revolving credit agreement with Bank of America.  The credit agreement provides for borrowings up to $92,500.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 4.5 percentage points.  On March 16, 2011, the agreement was amended to extend the maturity date to the earlier of April 7, 2017 or the occurrence of an event of default or termination, and agreeing that the Company will repay $500 of principal plus accrued interest monthly for 12 consecutive months starting May 7, 2011, followed by $1,433 plus accrued interest monthly for 60 consecutive months.  Total unpaid principal balance at June 30, 2011 and December 31, 2010 was $91,500 and $92,000, respectively.  This credit line is not subject to covenants that may restrict the availability of the funds.

In July 2008, the Company entered into a revolving credit agreement with Rabobank.  The credit agreement provides for borrowings up to $100,000.  The adjustable interest rate is a rate per annum equal to the Wall Street Journal Prime Rate plus 0.5 percentage points. On June 20, 2011, the Company modified the agreement converting the revolving line credit into a three-year term loan. The agreement requires a monthly payment at $1,006.43 under a fixed interest rate at 3%.   Total unpaid principal balance at June 30, 2011 and December 31, 2010 was $95,000 and $45,000, respectively.

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

Immediately after terminating the lease with Mission BP, LLC, in March 2009, the Company assumed a three-month sublease from Zonet USA Corporation for 8,460 square feet of office and warehouse space located in Walnut, California.  The sublease contract commenced in April 2009 and ended in June 2009.  As required and in conjunction with the sublease, the Company entered into a lease agreement with Bayport Harrison Associates, LP for the same location commencing July 2009 and ending September 2012.  On May 27, 2011, approved by Bayport Harrison Associates, LP, the Company signed sublease agreement with WJB Industrial Technologie commencing on June 15, 2011. Rental income from subleasee was recorded to offset operating lease expenses under on statements of operations.

At the same time, the Company entered into another lease agreement with Richard C. Hunsaker, Trustee of the Hunsaker Family Trust for a two-year lease agreement for a 1040 square feet office located in Walnut, California commencing on August 1, 2011. Such change corresponds to the Company’s cash flow management strategy, which will better preserve spending in operating expenses and increase available capital in inventory purchase, marketing, and other revenue-generating activities.

Future minimum lease payments due subsequent to June 30, 2011 under all non-cancelable operating leases for the next five years are as follows:

As of June 30,	Amount
2012	$82,885
2013	25,413
2014	936
2015	-
2016	-
Thereafter	-

Total minimum lease payments	$109,234

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2011.  Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 2, 2009, Spanish Broadcasting System Inc. aka Spanish Broadcasting Systems, Inc. dba KXOL adba KXOL Latino 96.3 FM (the “Plaintiff”), filed a complaint in the Los Angeles County Superior Court, Beverley Hills Courthouse for reasonable value, account stated, and open book account for commercial advertisement performed by KXOL, seeking damages of $12,200, with interest thereon at the rate of ten percent (10%) per annum from October 28, 2007.  The Company disputed Plaintiff’s entitlement to amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement.  On March 17, 2009, judgment was entered against the Company.  The Company settled the judgment for the principal amount of $12,000, with the Plaintiff waiving its claims for attorney’s fees, interest and costs.  The Company’s former legal counsel had cleared such payment for the Company.  The $12,000 was recorded as other payable on the balance sheet as of June 30, 2011 and December 31, 2010.

On February 20, 2009, Dare Wheel Manufacturing Co., Ltd. (the “Plaintiff”), one of the Company’s major vendors in China, filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for open book account, account stated, and goods, wares and merchandise, seeking damages of $716,900, with interest thereon at the rate of ten percent (10%) per annum from March 10, 2008.  On April 15, 2009, defendant removed the state court action to the United States District Court for the Central District of California.  On December 14, 2009, the United States District Court for the Central District of California issued a dismissal without prejudice.  The dismissal without prejudice was granted by the court to allow the Plaintiff to proceed with the action in a proper forum.  It is highly uncertain regarding whether the plaintiff would choose to pursue this claim in another forum.  As of June 30, 2011 and December 31 2010, the $716,900 was equivalent to the accounts payable owed to the Plaintiff as recorded on the balance sheet, and was already recorded in inventory cost which therefore did not impact the statement of operations for the three quarters ended June 30, 2011.

On February 18, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for unlawful detainer, for base rent of $25,726, additional rent of $4,027, holdover damages of $991.76 per day, and for attorneys’ fees and costs.  The Company disputed Plaintiff’s right to unlawful detainer on the grounds that it had billed for and collected additional rent in violation of the terms of the lease.  The case went to trial on March 25, 2009, at which time the Company entered into settlement with Plaintiff as follows:

4.	The Company stipulated to restitution of the premises to Plaintiff on or before April 3, 2009.
5.
The Company agreed to waive any rights to its security deposit of $56,464, and Plaintiff agreed to apply such security deposit to unpaid rent and holdover damages incurred by Plaintiff in the action.  The $56,464 security deposit forfeited was charged through rent expense for the year ended December 31, 2009 accordingly.

6.	The parties agreed that the settlement was without prejudice to other claims either party may have relating to the tenancy.

The settlement was a favorable resolution for the Company as it allowed it to apply its security deposit to rent due, and to relocate and replace an above-market lease with a substantially more economical lease.

On June 3, 2009, Mission BP, LLC (the “Plaintiff”) filed a complaint in the Los Angeles County Superior Court, Pomona Courthouse for alleged damage for breach of lease in the amount of $41,038, and for attorney’s fees and costs according to proof.  This case is subject to a conditional settlement that calls for a dismissal of the case no later than May 15, 2012.  The total value of the settlement is $29,000.  An initial payment of $2,000 is due on February 28, 2010.  The settlement calls for the remainder to be paid in increments of no less than $1,000 due at the end of each month for twenty-three (23) consecutive months, starting on March 31, 2010 and concluding February 28, 2012.  Additionally, there is a $4,000 balloon payment due March 31, 2012 upon the conclusion of payments on February 28, 2012.  This balloon payment will be discounted if the final payment is made prior to February 28, 2011.  The discount shall be $200 for number of months between the early final payment date and the date of February 2012 and the adjusted payment shall be paid the month following the actual final payment date.  In the event of default on a payment by more than 3 days, the Company shall be liable for $41,038 less previous payments and subject to the maximum rate of interest allowed by law.  The initial $29,000 was recorded as “Rent expense accrued for litigation settlement” on the statement of operations for the year ended December 31, 2009, and other payable on the balance sheet as of December 31, 2009, with $12,000 due within one year recorded under current liabilities and $17,000 due over one year recorded under long-term liabilities.  As of June 30, 2011, $11,000 due within one year was recorded in Other Payable under current liabilities.  As of December 31, 2010, $12,000 due within one year was recorded in Other Payable under current liabilities and $5,000 due over one year was recorded under long-term liabilities.

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

MIZATI LUXURY ALLOY WHEELS, INC.

Date: August 15, 2011	By:	/s/ Hazel Chu
Hazel Chu
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer