Form 10-Q/A
period 2011-06-30
MIZATI LUXURY ALLOY WHEELS INC
filed 2011-08-30
CIK 1369444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A
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

MIZATI LUXURY ALLOY WHEELS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
NET REVENUE	$30,457	$87,145	$39,940	$196,849

COST OF GOODS SOLD	17,566	56,305	22,283	119,297

GROSS PROFIT	12,891	30,840	17,657	77,552

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages	3,453	40,846	8,342	82,023
Professional services	16,718	35,698	53,051	72,392
Rent expenses	14,377	23,191	31,534	44,775
Other selling, general and administrative expenses	22,098	28,969	32,261	47,582
Total Selling, General and Administrative Expenses	56,646	128,704	125,188	246,772

LOSS FROM OPERATIONS	(43,755)	(97,864)	(107,531)	(169,220)

OTHER INCOME (EXPENSE)
Other Income	10,000	-	13,280	-
Interest expense, net of income	(13,645)	(21,915)	(27,895)	(43,818)
Total Other Expense	(3,645)	(21,915)	(14,615)	(43,818)

Income tax	-	-	-	-

NET LOSS	$(47,400)	$(119,779)	$(122,146)	$(213,038)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.08)	$(0.02)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OF OUTSTANDING	9,880,502	1,575,806	7,519,391	1,593,187

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(122,146)	$(213,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,179	4,423
Bad debt expense	629	-
Change in assets and liabilities:
Decrease in accounts receivable	4,072	(1,048)
Decrease in prepaid expense and other current assets	15,727	16,666
Decrease (increase) in inventory	18,722	42,788
Decrease in other assets	(962)	-
Increase in accounts payable	-	23,664
Increase in accrued expenses and other liabilities	(3,277)	80,898
Net Cash Used In Operating Activities	(86,056)	(45,647)

Cash flows from investing activities:
Aacquisitions of fixed assets	-	(2,000)
Net Cash Used In Investing Activities	-	(2,000)

Cash flows from financing activities:
Proceeds received from advances from related party	78,550	-
Proceeds received from bank borrowing under line of credit	50,000	-
Repayment of bank lines of credit	(9,500)	(7,500)
Net Cash Provided By (Used In) Financing Activities	119,050	(7,500)

Net Increase (Decrease) in Cash and Cash Equivalents	32,994	(55,147)

Cash and Cash Equivalents-Beginning of Period	17,516	97,460

Cash and Cash Equivalents-Ending of Period	$50,510	$42,313

Supplemental Disclosures
Income taxes paid	$800	$-
Interest paid - nonrelated parties	$18,194	$15,267
Interest paid - related parties	$7,474	$11,000
Supplemental Disclosures of Non-cash Financing Activity
Shares issued for debt repayment - related parties	$100,000	$-

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

	For The Three Months Ended June 30,
	2011		2010
NET REVENUE	$30,457	100%	$87,145	100%
COST OF GOODS SOLD	17,566	58%	56,305	65%
GROSS PROFIT	12,891	42%	30,840	35%
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
Salaries and wages	3,453	11%	40,846	47%
Professional services	16,718	55%	35,698	41%
Rent expenses	14,377	47%	23,191	27%
Other selling, general and administrative expenses	22,098	73%	28,969	33%
Total Selling, General and Administrative Expenses	56,646	186%	128,704	148%
LOSS FROM OPERATIONS	(43,755)	-144%	(97,864)	-112%
OTHER INCOME (EXPENSE)
Other Income	10,000	33%	-	0%
Interest expense, net of income	(13,645)	-45%	(21,915)	-25%
Total Other Expense	(3,645)	-12%	(21,915)	-25%
Income tax	-	0%	-	0%
NET LOSS	$(47,400)	-156%	$(119,779)	-137%

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses ("SG&A") consist principally of professional services, rent expenses, salaries and wages, and other general corporate activities.  The amount decreased by $72,058 or 56% from $128,704 for the three months ended June 30, 2010 to $56,646 for the three months ended June 30, 2011.  As a percentage of sales, our SG&A increased to 186% for the current quarter as compared to 148% for the same quarter prior year.  The decrease in the balance of SG&A was primarily due to the following:

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

	For The Six Months Ended June 30,
	2011		2010
NET REVENUE	$39,940	100%	$196,849	100%
COST OF GOODS SOLD	22,283	56%	119,297	61%
GROSS PROFIT	17,657	44%	77,552	39%
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
Salaries and wages	8,342	21%	82,023	42%
Professional services	53,051	133%	72,392	37%
Rent expenses	31,534	79%	44,775	23%
Other selling, general and administrative expenses	32,261	81%	47,582	24%
Total Selling, General and Administrative Expenses	125,188	313%	246,772	125%
LOSS FROM OPERATIONS	(107,531)	-269%	(169,220)	-86%
OTHER INCOME (EXPENSE)		0%		0%
Other Income	13,280	33%	-	0%
Interest expense, net of income	(27,895)	-70%	(43,818)	-22%
Total Other Expense	(14,615)	-37%	(43,818)	-22%
Income tax	-	0%	-	0%
NET LOSS	$(122,146)	-306%	$(213,038)	-108%

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses ("SG&A") consist principally of professional services, rent expenses, salaries and wages, and other general corporate activities.  The amount decreased by $121,584 or 49% from $246,772 for the six months ended June 30, 2010 to $125,188 for the six months ended June 30, 2011.  As a percentage of sales, our SG&A increased to 313% for the current period as compared to 125% for the same period prior year.  The decrease in the balance of SG&A was primarily due to the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIZATI LUXURY ALLOY WHEELS, INC.

Date: August 30, 2011	By:	/s/ Hazel Chu
Hazel Chu
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer